Form 10QSB
period 1999-12-31
HAWKEYE CORP
filed 2000-03-20
CIK 1098846

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to

Commission file number 0-28065
HAWKEYE CORPORATION
(Exact name of registrant as specified in its charter)


Delaware 58-2489419
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

Suite 310, 1000 Abernathy Road NE, Atlanta, Georgia 30328
(Address of principal executive offices (zip code))
770/481-7205
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No X The Registrant has been subject to the filing requirements of the Securities
Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at December 31, 1999
Common Stock, par value $0.0001 2,650,000

ITEM 1. FINANCIAL STATEMENTS
HAWKEYE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
December 31, 1999
(Unaudited)

ASSETS

Cash $ 251
TOTAL ASSETS $ 251


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES $ -
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value, 20 million shares authorized, none issued and outstanding --
Common Stock, $.0001 par value, 100 million shares authorized, 2,650,000 issued and outstanding 265
Accumulated deficit during developmental stage (279)
Total Stockholders' Equity 251
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 251

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Organization and Business Operations
HAWKEYE Corporation (a development stage company)(the "Company") was incorporated in Delaware on August 31, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 1999 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.
The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.
The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been omitted.
B. Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.
NOTE 2 - STOCKHOLDERS' EQUITY
A. Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock at $.000l par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
B. Common Stock
The Company is authorized to issue 100,000,000 shares of common stock at $.000l par value. The Company issued
100,000 and 50,000 shares to Erik S. Nelson and ESN
Financial, L.P., respectively.
NOTE 3 - RELATED PARTIES
Legal counsel to the Company is a firm of which the sole director and controlling shareholder of the Company is a partner.
The Consulting Service Agreement between the
Company and Coral Capital Partners has been terminated.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.
The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.
Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.
These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.
A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.
Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.
As of December 31, 1999, management had not made any final decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS". When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.
The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.
The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that immediately following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.
PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.
ITEM 2. CHANGES IN SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit 4
-- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File
No. 0-28065) filed on November 12, 1999 which is incorporated herein by reference.
-- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-28065) filed on November 12, 1999 which is incorporated herein by reference.
(b) Reports on Form 8-K
There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HAWKEYE CORPORATION

By: /s/ Gilbert H. Davis
Gilbert H. Davis, President
Dated: March 20, 2000

EXHIBIT 27
[CIK] 0001098846
[NAME] HAWKEYE CORPORATION
[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END] JUN-30-2000
[PERIOD-END] DEC-31-1999
[CASH] 251
[SECURITIES] 0
[RECEIVABLES] 0
[ALLOWANCES] 0
[INVENTORY] 0
[CURRENT-ASSETS] 251
[PP&E] 0
[DEPRECIATION] 0
[TOTAL-ASSETS] 251
[CURRENT-LIABILITIES] 0
[BONDS] 0
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[COMMON] 2650000
[OTHER-SE] 0
[TOTAL-LIABILITY-AND-EQUITY] 251
[SALES] 0
[TOTAL-REVENUES] 0
[CGS] 0
[TOTAL-COSTS] 0
[OTHER-EXPENSES] 0
[LOSS-PROVISION] 0
[INTEREST-EXPENSE] 0
[INCOME-PRETAX] 0
[INCOME-TAX] 0
[INCOME-CONTINUING] 0
[DISCONTINUED] 0
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] 0
[EPS-BASIC] 0.0
[EPS-DILUTED] 0.0