Form 10QSB
period 2000-03-31
INTERNET SERVICE NETWORK INC
filed 2000-05-22
CIK 1098846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

Commission file number 0-28065


                         INTERNET SERVICE NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              58-2489419
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification no.)

                        204 EAST MCKENZIE STREET, UNIT D
                           PUNTA GORDA, FLORIDA 43016
                    (Address of principal executive offices)

                                  (941)575-7878
                            Issuer's telephone number

                               HAWKEYE CORPORATION
                        SUITE 310, 1000 ABERNATHY ROAD NE
                             ATLANTA, GEORGIA 30328
              (Former name, former address and former fiscal year,
                          if changed since last report)


  As of May 1, 2000, there were 26,661,000 shares of common stock outstanding.

                         INTERNET SERVICE NETWORK, INC.

                                Table of Contents
                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements                                                                       3

         Balance Sheet as of March 31, 2000 (unaudited)                                             3

         Statements of Operations for the three-months
                  ended March 31, 2000 and 1999 (unaudited)                                         4

         Statements of Operations for the nine-months
                  ended March 31, 2000 and 1999 (unaudited)                                         5

         Statements of Cash Flows for the nine-months
                  ended March 31, 2000 and 1999 (unaudited)                                         6

         Notes to Financial Statements (unaudited)                                                  7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                          8

Part II.   Other Information
----------------------------

Item 5.  Other Information                                                                         15

Item 6.  Exhibits and Reports on Form 8-K                                                          15

         (a)   Exhibits
         (b)   Reports on Form 8-K


Signatures                                                                                         17

PART I.    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         INTERNET SERVICE NETWORK, INC.
                                  BALANCE SHEET
                                    Unaudited

                                                                   MARCH 31, 2000
ASSETS                                                               (UNAUDITED)
                                                                   --------------
Cash                                                                  $     138
Prepaid expenses                                                            443
Other current assets                                                          0
Deferred tax asset                                                       50,858
                                                                      ---------
                  Total current assets                                   51,439

Premises and equipment, net                                              83,667
                                                                      ---------

         Total assets                                                 $ 135,106
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit                                                        $   9,979
Bank overdraft                                                            6,113
Accounts payable                                                         18,397
Deferred revenue                                                          9,477
Advance from shareholder                                                125,000
Due to affiliate                                                         37,953
Current portion of long-term debt                                        14,680
                                                                      ---------
                  Total current liabilities                             221,599

Long-term debt less current portion due within one year                  19,804

Shareholders' equity:
    Preferred stock, par value $.0001 per share,
        20,000,000 shares authorized; no shares issued and
        outstanding                                                          --
    Common stock, par value $.0001 per share, 100,000,000
        shares authorized; 26,661,000 shares issued and
        outstanding                                                       2,666
    Additional paid-in capital                                                0
    Accumulated deficit                                                (108,963)
    Unrealized loss on securities available for sale                         --
                                                                      ---------
                  Total shareholders' equity                           (106,297)
                                                                      ---------

         Total liabilities and shareholders' equity                   $ 135,106
                                                                      =========

See accompanying notes to financial statements.

                         INTERNET SERVICE NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                       THREE MONTHS ENDED MARCH 31
                                                       ---------------------------
                                                          2000            1999
                                                        --------         -------
INCOME
     Internet service fees                              $109,250         $60,410
     Other revenue                                           340           2,201
                                                        --------         -------

Total revenue                                            109,590          62,611
                                                        --------         -------

COST AND OPERATING EXPENSES
     Cost of revenues                                     41,223          21,611
     Cost of subscriber start-up                              80           1,308
     Advertising                                           3,234           5,294
     Bank and service charges                              3,756           3,238
     Consulting fees                                     125,000               0
     Depreciation                                          2,400           2,391
     Employee leasing costs                               19,329          12,770
     Rent                                                  2,647           2,745
     Other occupancy and office expenses                   4,253           3,628
     Other expenses                                        3,820           2,232
                                                        --------         -------

Total operating expenses                                 205,742          55,217
                                                        --------         -------

Income (loss) from operations                            (96,152)          7,394
                                                        --------         -------

OTHER DEDUCTIONS
     Interest expense                                     (1,074)              0
                                                        --------         -------

Income (loss) before taxes                               (97,226)          7,394
                                                        --------         -------

INCOME TAXES (CREDIT)                                    (28,217)          2,782
                                                        --------         -------

Net income                                              $(69,009)        $ 4,612
                                                        ========         =======

See accompanying notes to financial statements.

                         INTERNET SERVICE NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                     NINE MONTHS ENDED MARCH 31
                                                     --------------------------
                                                       2000             1999
                                                     --------         --------
INCOME
     Internet service fees                           $275,747         $116,320
     Other revenue                                      4,385            4,731
                                                     --------         --------

Total revenue                                         280,131          121,051

COST AND OPERATING EXPENSES
     Cost of revenues                                  99,956           56,174
     Cost of subscriber start-up                       19,280            7,134
     Advertising                                       12,606           12,604
     Bank and service charges                           9,381            4,998
     Consulting fees                                  125,000                0
     Depreciation                                       7,182            3,576
     Employee leasing costs                            47,490           41,867
     Rent                                               7,773            4,927
     Other occupancy and office expenses               12,504            7,080
     Other expenses                                    11,922            2,934
                                                     --------         --------

Total operating expenses                              353,094          141,293
                                                     --------         --------

Income (loss) from operations                         (72,963)         (20,242)
                                                     --------         --------

OTHER DEDUCTIONS
     Interest expense                                  (2,545)               0
                                                     --------         --------

Income (loss) before taxes                            (75,507)         (20,242)
                                                     --------         --------

INCOME TAXES (CREDIT)                                 (20,482)         (11,303)
                                                     --------         --------

Net income                                           $(55,025)        $ (8,939)
                                                     ========         ========

See accompanying notes to financial statements.

                              INTERNET SERVICE NETWORK, INC.
                                 STATEMENTS OF CASH FLOWS
                                         Unaudited

                                                             NINE MONTHS ENDED MARCH 31
                                                             --------------------------
                                                                 2000          1999
                                                               --------      --------
Cash flows from operating activities:
     Net income (loss)                                         $(55,025)     $ (8,939)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                             7,182         3,576
         Deferred income taxes                                  (20,482)      (11,303)
         Increase in other assets                                  (443)            0
         Increase in accounts payable
            and other liabilities                                71,395        46,095
                                                               --------      --------

     Total adjustments                                           57,652        38,368
                                                               --------      --------

Net cash provided by operating activities                         2,627        29,428
                                                               --------      --------

Cash flow from investing activities:
     Purchase of premises and equipment                         (13,046)      (28,576)
                                                               --------      --------
Net cash used in investing activities                           (13,046)      (28,576)
                                                               --------      --------

Cash flow from financing activities:
     Net borrowings on short-term debt                            9,979             0
     Principal payments on capital lease obligations             (6,004)         (455)
     Proceeds from issuance of common stock and additional
       paid in capital                                              660            --
                                                               --------      --------
Net cash provided by (used in) financing activities               4,635          (455)
                                                               --------      --------

Increase (Decrease) in cash and cash equivalents                 (5,784)          397

Cash and cash equivalents, beginning of period                    5,922            47
                                                               --------      --------

Cash and cash equivalents, end of period                       $    138      $    444
                                                               ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                  $  2,480      $      0
                                                               ========      ========

     Capital lease obligation incurred for the
       acquisition of new equipment                            $ 30,923      $ 10,931
                                                               ========      ========

See accompanying notes to financial statements.

                         INTERNET SERVICE NETWORK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the nine-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws with respect to the Company's operations, industry, financial condition, and liquidity. These statements typically include words or phrases such as " believes," ""will likely result," "expects," "will continue," "anticipates," "estimates," "intends," "plans," "projects," "outlook," or similar expressions.

         The Company has based its forward-looking statements on current plans, expectations, goals, and projections that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by our statements due to a variety of factors including:

o the Company may fail to be competitive with existing and new competitors,
o        the Company may not retain or grow its subscriber base,
o the Company may not or may not be able to adequately respond to technological developments impacting the Internet,
o        financing may not be available to the Company when needed,
o        the Company's warrants may not be exercised,
o the Company's largest shareholder may reduce or eliminate his financial support of the Company,
o        a significant adverse change in the growth rate of the overall U.S.
         economy may occur, such that consumer and corporate spending are materially impacted and the number of subscribers who return to the Company's service area during the winter season may decrease thereby decreasing the Company's potential subscriber base,
o a significant reversal in the trend toward increased usage of the Internet may occur.

Thus, forward-looking statements should be viewed as strategic objectives rather than absolute targets of future performance.


OVERVIEW

         Internet Services Network, Inc. ("ISNI" or the "Company") is an Internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. ISNI is also a provider of Web hosting services, a complement to its Internet access business and one of the fastest growing segments of the Internet marketplace.

         The Company offers up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of March 31, 2000, the Company served approximately 2,000 subscribers, including 27 Web hosting subscribers. The Company's services include dial-up Internet access, Web hosting, and other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of its customers.

         The Company was incorporated under the laws of the state of Delaware on August 31, 1999, as Hawkeye Corporation, a developmental stage company created to engage in a merger or acquisition ("Hawkeye"). It had no operations other than issuing shares to its original shareholders. On March 23, 2000, the Company was merged (the "Merger") with Internet Services Network, Inc., a closely held, private company, organized in 1997 as a Florida corporation ("Internet Services").

         In the Merger, all of the issued and outstanding stock of Internet Services, consisting of 1,000 shares of voting common stock, $0.10 par value, all of which was owned by Werner K. Ebner, were exchanged for and converted into 24,000,000 shares of voting common stock of the Company, and the name of the Company was changed to "Internet Service Network, Inc." The Merger was accounted for as a pooling of interests and, therefore, the Company's financial information included in this report has been restated for the Internet Services transaction.


STATEMENT OF OPERATIONS

         The Company derives revenue primarily from monthly subscriptions from individuals for dial-up access to the Internet. Subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of "Monthly" billing if they pay by credit card or "Quarterly" billing if they pay by cash or check. Subscribers are given "Unlimited Access" on both plans. For the nine months ended March 31, 2000 and 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20. There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on the billing plan.

         In the beginning of October 1999, the Company instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a discount equivalent to two months of service and subscribers prepaying for two years receive a discount equivalent to three months.

         In addition, the Company earns a small portion of its revenue by providing Web hosting, domain registration, Web page design services, Web-server co-location, and full-time dedicated access connections to the Internet. These services have been classified as "Other revenue" on the ISNI's Statements Of Operations.

         The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. The Company currently offers two pricing plans for Web hosting subscribers, $15.95 per month for "Silver" and $19.95 per month for "Gold". The Company also charges a one-time set-up fee of $19.95 for both plans. ISNI had 27 Web hosting subscribers as of March 31, 2000.

         Domain registration involves the reservation on behalf of a customer of a Web address with a organization such as Network Solutions. This service is typically, but not always, coupled with the Company's Web page design service. The Company has offered its Web page design services for $100 per page, including graphics, but also from time to time packages this service with other Internet-related services at a discount. Other services available to ISNI customers include (a) Web-server co-location, where the customer uses the Company's Internet T-1 access and facilities to store the customer's computer and Web page, and (b) full-time dedicated access connections to the Internet for customers who need uninterrupted Internet connection. These additional services do not currently contribute significantly to the Company's total revenues.

         Cost and Operating Expenses generally consist of (a) costs of revenue and cost of subscriber start-up that are primarily related to the number of subscribers; (b) overhead expenses that are associated more generally with operations; and (c) depreciation, which is related to the Company's network equipment costs.

         Costs of revenue are recurring telecommunication costs that are primarily related to the number of subscribers and are necessary to provide service to those subscribers. Telecommunication costs include the costs associated with local telephone lines into the Company, leased lines connecting the Company's dial-in locations, and T-1 lines connecting the Company's main switch to the Internet backbone. Start-up expenses for each subscriber include the Company's software, cost of diskettes and other product media, manuals, and packaging as well as mailing costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses.

         Other operating expenses are incurred in the areas of advertising, banking and credit card service fees, consulting fees, employee leasing costs, rent, other occupancy and office expenses, and other expenses. Operating expenses will increase over time as the Company's scope of operations increases. However, the Company expects that such costs will be offset by anticipated increases in revenue attributable to overall subscriber growth.

         The Company advertises using paid newspaper, radio, and television advertisements as well as flyers and postcard mailed to potential subscribers in the Company's service area. The Company has experienced some customer defection to providers of free internet services; however, a portion of these customers return to the Company in order to obtain the high level of service provided by the Company. Higher levels of advertising and marketing may be necessary in order for the Company to enter new markets or increase its subscriber base in its existing market to a size large enough to generate sufficient revenue to offset such marketing expenses. The Company may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth and retention of existing customers. Any such increase would have a short-term negative impact on earnings. The Company does not defer any start-up expenses related to entering new markets.

         The Company is planning to add subscribers by purchasing customer bases from other Internet service providers initially in the Southwest Florida area.

         The Company has incurred significant bank and credit card service charges due to the billing method of payment offered to its customers. At the quarter ended March 31, 2000, ISNI was paying a fee of approximately 1.69% of the amount of transactions being processed monthly through credit card services.

         ISNI has used the services of an outside payroll and employee leasing company in order to keep its costs of staffing to a minimum. At the quarter ended March 31, 2000, the Company had five full time employees and two part-time employees. These employees were in the areas of customer support and maintenance, accounting, and administration. The current officers of the Company are primarily compensated by a corporation that is wholly owned by the Company's largest shareholder. At the present time, this shareholder intends to continue to compensate the Company's officers in this manner until the Company's operations can support the additional expense; however, this shareholder is under no contractual or other obligation to do so and can discontinue this practice at any time.

         The Company leases approximately 2,500 square feet of office and classroom space from a corporation that is wholly owned by the Company's largest shareholder at a below market rent. The Company anticipates entering into a long-term lease with the building owner which is expected to result in a rent increase. Other occupancy and office expenses consists of the cost of utilities and general office supplies.

         Other expenses include costs of insurance, accounting services, dues and subscriptions, travel related to the Merger, and reimbursed employee expenses.

         The Company expects to continue to focus on increasing its subscriber base, which will cause its operating expenses and capital expenditures to increase in addition to its revenues. There can be no assurance, however, that growth in the Company's revenue or subscriber base will continue or that the Company will be able to achieve profitability or positive cash flows.

         From time to time, the Company engages in discussions involving potential acquisitions of other Internet service providers in or around the Southwest Florida area. If the Company is able to successfully negotiate agreements to acquire one or more Internet service providers, the Company may need to raise additional debt or equity capital to finance such acquisitions. There is no assurance that the Company will be able to successfully complete any such acquisition transaction. Any significant acquisition could materially affect the Company's operating and financial expectations and results, liquidity, and capital resources.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Income. Internet service fees for the three months ended March 31, 2000, were $109,250, as compared to $60,410 for the comparable quarter in 1999. This 44.7% increase in fees was the result of an increase in total subscribers from approximately 1,400 subscribers at March 31,

1999, to approximately 2,000 subscribers at March 31, 2000. This increase in subscribers is due primarily to print advertising directed toward potential dial up customers. Other revenue decreased significant during the three months ended March 31, 2000 as compared to the comparable quarter because the Company curtailed its adverting for its ancillary services such as Web page hosting and design. The Company intends to grow revenue in this area in the fourth quarter by directing additional advertising to potential customers of these services.

         Cost of revenues. Cost of revenues for the three months ended March 31, 2000, was $41,223, as compared to $21,611 for the comparable quarter in 1999. This increase of 47.58% was mainly due to the acquisition of additional phones lines and leasing of new equipment connected with the increase in total subscribers.

         Cost of subscriber start-up. Cost of subscriber start-up for the three months ended March 31, 2000, was $80 as compared to $1,308 for the comparable quarter in 1999. This decrease of 1534.35% in subscriber start-up cost was due to a substantial decrease in the need for start up disks which the Company provided to its subscribers free of charge. In the quarter ended March 31, 1999, nearly every subscriber required a start-up disk to install the Internet Explorer software as a browser whereas in the most recent periods, most customers already had the Internet Explorer installed in their computer due to the increased use of Windows 98.

         Advertising. Advertising for the three months ended March 31, 2000, was $3,234, as compared to $5,294 for the comparable quarter in 1999. This decrease of 63.71% in advertising was due to a temporary hold on new advertising while the Company's management team explored different opportunities for the future of the Company, ultimately resulting in the Merger. As a result, Other revenues such as Web hosting and designing had decreased significantly.

         Bank and service charges. Bank and service charges for the three months ended March 31, 2000, were $3,756, as compared to $3,238 for the comparable quarter in 1999. This increase of 13.80% was a result on the increase of the Company's total subscribers and their use of the Monthly billing system.

         Consulting Fees. Consulting fees for the three months ended March 31, 2000, were $125,000, and there were no such fees incurred by the Company in the comparable quarter in 1999. Internet Services paid a $25,000 consulting fee to Coral Capital Partners prior to the Merger and an additional $100,000 to Coral Capital Partners at the closing of the Merger for services rendered in connection with the Merger. The Company does not expect to pay similar consulting fees in the future and thus, this is a non-recurring expense.

         Employee leasing costs. Employee leasing costs for the three months ended March 31, 2000, were $19,329, as compared to $12,770 for the comparable quarter in 1999. This increase of 33.93% was a result of the need for the Company to hire two additional technical support personnel due to the 44.70% increase in the Company's subscriber base.

         Other occupancy and office expenses. Other occupancy and office expenses for the three months ended March 31, 2000, were $4,253, as compared to $3,628 for the comparable quarter in 1999. Other occupancy and office expenses increased 14.68% due primarily to an increase in utility costs which are associated with having more computer equipment and more subscribers.


NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         Income. Internet service fees for the nine months ended March 31, 2000, were $275,747, as compared to $116,320 for the comparable period in 1999. This 57.82% increase was the result of an increase in total subscribers. This increase in subscribers is due primarily to print advertising directed toward potential dial up customers. Other revenue decreased by 7.90% during the nine months ended March 31, 2000, as compared to the comparable period in 1999. The Company intends to grow revenue in this area in the fourth quarter by directing additional advertising to potential customers of these services.

         Cost of revenues. Cost of revenues for the nine months ended March 31, 2000, were $99,956, as compared to $56,174 for the comparable period in 1999. This increase of 43.80% was mainly due to the acquisition of additional telephone lines and leasing of new equipment connected with the 57.82% increase in total subscribers.

         Cost of subscriber start-up. Cost of subscriber start-up for the nine months ended March 31, 2000, was $19,280, as compared to $7,134 for the comparable period in 1999. This increase of 63.00% in start-up cost was due to a substantial need of free start-up disks provided to new customers early in this period. The Company provides to its customers the Internet Explorer software as a browser to the Internet. The cost of subscribers is mainly associated for the purchase of diskettes and packaging of the set up for the new subscribers. This expense decreased significantly late in the period as most new subscribers already had the Internet Explorer software installed on their computers.

         Bank and service charges. Bank and service charges for the nine months ended March 31, 2000, were $9,381, as compared to $4,998 for the comparable nine month period in 1999. This increase of 46.72% was a result on the 57.82% increase of the Company's total subscribers. These service charges are associated with the customers monthly credit card payments.

         Consulting Fees. Consulting fees for the nine months ended March 31, 2000, were $125,000, and there were no such fees incurred by the Company in the comparable period in 1999. Internet Services paid a $25,000 consulting fee to Coral Capital Partners prior to the Merger and an additional $100,000 to Coral Capital Partners at the closing of the Merger for services rendered in connection with the Merger. The Company does not expect to pay similar consulting fees in the future and thus, this is a non-recurring expense.

         Rent. Rent cost for the nine months ended March 31, 2000, were $7,773, as compared to $4,927 for the comparable nine month period in 1999. This increase of 36.62% was a result of the Company's new lease agreement with the building owner.

         Other occupancy and office expenses. Other occupancy and office expenses for the nine months ended March 31, 2000, were $12,504, as compared to $7,080 for the comparable period in 1999. Other occupancy and office expenses increased 43.38% due to an increase in utility cost that is associated with having more computer equipment and more subscribers in the most recent period.

         Other expenses. Other expenses include commissions, liability insurance, accounting and bookkeeping charges, dues and subscriptions, and also travel related expenses as a result of the Merger. Other expenses for the nine months ended March 31, 2000, were $11,922, as compared to $2,934 for the comparable nine month period in 1999. The 75.39% increase in Other expenses was primarily due to commissions paid to a software specialist in connection with the web design business.


LIQUIDITY AND CAPITAL RESOURCES.

         The Company is currently seeking a bank loan in the amount of $250,000 in order to relieve the current majority shareholder of the necessity of making further advances associated with filings required from the SEC and the subsequent costs associated with issuing the Company's stock. The Company plans to issue an as-yet-undetermined number of shares of common stock in the first quarter of 2001 and anticipates the exercise of outstanding warrants. The Company currently intends to use the proceeds from such common stock issuance and warrant exercises for the acquisition of companies providing Internet services in the Southwest Florida region. Such plans could change based upon the Company's capital needs at that time as well as the then existing acquisition opportunities, stock market developments, and other unknown future events.

         The Company does not have any commitments to make additional capital expenditures and does not anticipate the need to make further capital expenditures during the remainder of the current fiscal year.


SEASONAL ASPECTS OF BUSINESS

         There is a strong seasonal influence which is associated with the Company's location in Southwest Florida, a popular winter holiday destination for retirees of northern States. As a consequence, during the winter months, subscriber numbers increase rapidly and, during the summer months, they decrease significantly. Commencing in the fourth quarter of 2000, the Company will offer its customers who are part-time Southwest Florida residents the ability to maintain their e-mail account with the Company and forward their e-mails to their summer residences' accounts during periods when they are not in residence in Southwest Florida. The Company will charge a monthly fee of $5.00 for this service. This new service will help to recapture these individuals as full-paying subscribers when they return to the Company's service area during the winter months.

PART II.  OTHER INFORMATION

         In accordance with the instructions to Part II, the other specified items in this Part have been omitted because they are not applicable or the information has been previously reported.

ITEM 5.   OTHER INFORMATION

         Massella, Tomaro & Co., LLP, New York, audited the Hawkeye's balance sheet prior to the Merger. Internet Services' financial statements had never been audited prior to the Merger. Subsequent to the Merger, the Company decided it would be more efficient to engage an accounting and auditing firm that had a office located in the Southwest Florida area where the Company's new principal executive offices are located. Consequently, the Company engaged the firm of Hill, Barth & King, Inc. to serve as its independent accountants and prepare the Company's audited statements.

         Massella, Tomaro & Co., LLP was notified that its services were no longer needed on April 7, 2000, at which time the Company engaged Hill, Barth & King. Massella, Tomaro & Co., LLP's report on Hawkeye's balance sheet did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit, scope, or accounting principals. The decision to change accountants was not recommended or approved by any audit committee or similar committee of the Board of Directors. The Board of Directors of the Company ratified the decision to retain Hill, Barth & King on April 7, 2000. There were no disagreements with Massella, Tomaro & Co., LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 3(i)      Certificate of Incorporation (previously filed as
                           Exhibit 2.1 of the Company's registration statement on Form 10-SB (File No. 0-28065), filed on November
                           12, 1999, which is incorporated herein by reference).

         Exhibit 3(ii) By-Laws (previously filed as Exhibit 2.2 of the Company's registration statement on Form 10-SB (File No. 0-28065), filed on November 12, 1999, which is incorporated herein by reference).

         Exhibit 4 Instruments defining the rights of holders. Reference is made to Articles FOUR, EIGHT, NINE, TEN, ELEVEN, TWELVE, THIRTEEN, FOURTEEN, and FIFTEEN, incorporated by reference above.

         Exhibit 27        Financial Data Schedule.


(b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K, dated April 25, 2000, under report item numbers 1, 2, and 7, concerning the merger of Internet Services into Hawkeye and the resulting name change of the Company to Internet Service Network, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           INTERNET SERVICE NETWORK, INC.
                                           (Registrant)



Date:  May 19, 2000                        /s/  Lesly Benoit
                                           -------------------------------------
                                           Lesly Benoit, Chief Financial Officer
                                           (Principal Financial Officer)