Form 10KSB
period 2000-06-30
INTERNET SERVICE NETWORK INC
filed 2000-09-08
CIK 1098846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For The Fiscal Year Ended June 30, 2000


                        Commission File Number: 000-28065


                                 ISNI.NET, INC.
                 (Name of small business issuer in its charter)


               DELAWARE                                58-2489419
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


                        204 EAST MCKENZIE STREET, UNIT D
                              PUNTA GORDA, FL 33950
                    (Address of principal executive offices,
                               including zip code)


                                 (941) 575-7878
                           (Issuer's telephone number,
                              including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (Title of Class)


     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days.

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant had revenues of $395,225 for the fiscal year ended June 30, 2000.

     The registrant cannot accurately determine the market value of its common equity at this time because there is no trading market for the stock as of the time of this filing. Assuming a $5.00 per share market price, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant would have been approximately $33,265,000 on August 30, 2000.

     There were 26,661,000 of the Registrant's Common Stock Shares outstanding on August 31, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No[x]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     We are an Internet service provider based in Charlotte County, Florida, and presently provide a wide array of Internet services to individuals and businesses. As of August 15, 2000, we served over 1,800 customers. Our business model is to supply high-speed and secure Internet and data services, including voice and video services, to residential, corporate, and institutional subscribers in an expanding scope of geographic areas utilizing state-of-the-art wireless broadband technologies. Our web site address is http://www.ISNI.net. The information contained in this web site is not part of this report.

     In September 2000, we intend to register with the Securities and Exchange Commission 500,000 shares of our common stock for sale to the public (the "Company shares") and an additional 6,661,000 shares of our common stock for resale to the public by certain of our stockholders (the "stockholder shares"), including our officers and directors. These selling stockholders may sell some, all, or none of the stockholder shares. We will not receive any of the proceeds from the sale of the stockholder shares, although we have agreed to pay the expenses relating to the registration of such shares.

     We intend to use the proceeds from the sale of the Company shares to repay our indebtedness, purchase and install two wireless broadband systems in Southwest Florida, and acquire other Internet service providers if appropriate opportunities arise. Additional information with respect to this proposed offering will be included in a registration statement which we will file with the SEC. Once filed, this registration statement will be available to the public over the Internet at the SEC's web site at http://www.sec.gov.

CORPORATE HISTORY

     Our predecessor was formed under the laws of the State of Florida under the name Internet Services Network, Inc. on October 9, 1997. Our predecessor engaged in the business of providing Internet access services. By late 1998, Internet Services Network, Inc. had acquired 800 subscribers, a number which increased to approximately 2,000 subscribers by March 2000.

     On March 23, 2000, Internet Services Network, Inc. merged into Hawkeye Corporation (our original name), a development stage company incorporated on August 31, 1999, to engage in a merger or acquisition. As part of this merger all of the issued and outstanding stock of Internet Services Network, Inc. was exchanged for and converted into 24,000,000 shares of our voting common stock. Upon completion of the merger, our name was changed to Internet Service Network, Inc. Although not our official name at the time, we were doing business under the name ISNI.net. Our stockholders voted in May 2000 to amend our Certificate of Incorporation so that our official name became ISNI.net, Inc.


INDUSTRY OVERVIEW

     Internet access and related value-added services represent one of the fastest growing segments of the telecommunications services marketplace. Industry analysts predict that prior to the end of the year 2000, the Internet user population in the United States will climb to over 137,000,000 persons and that the number of Internet users worldwide will exceed 270,000,000. Furthermore, by the end of the year 2000, it is projected that nearly 10% of online households will have high-speed Internet access, representing a 250% increase over that which existed in 1999. Declining prices of personal computers, continuing improvements in Internet connectivity, advancements in Internet navigation technology, and the proliferation of services, applications, information, and other content on the Internet are expected to continue to attract a rapidly growing number of individual and commercial users.

     As a result, numerous companies have moved into the Internet services market, including:

   - telecommunications services providers;
   - online commercial information service providers;
   - computer hardware and software providers;
   - cable television operators; and
   - other national, regional, and local companies engaged primarily in the business of providing Internet services.

     These companies pursue a wide variety of business strategies. For example, cable television operators, who are not required to grant third party Internet service providers access to their local networks, are deploying high-speed cable modems among their cable television subscribers. Local telecommunication exchange carriers, which generally provide third party Internet service providers with access to local networks, are deploying high-speed data transmission technologies to support the provision of Internet services. Other companies are pursuing the provision of ISDN or digital subscriber lines as well as wireless broadband service for Internet use and data transmission.

     Of the numerous Internet service providers in the United States, many have chosen to focus on the acquisition of business subscribers, while others have directed their efforts to obtain individual subscribers. Most large Internet service providers have also made a major investment in network infrastructure in anticipation of future high subscriber growth. As a result, the average national Internet service provider often experiences an extended period of losses as it works to build a profitable base of subscribers in each of the many markets it serves. In addition to these losses, national Internet service providers are exposed to a high level of technological obsolescence risk as Internet access technology continues to evolve at a very rapid pace.

     In addition, development of the international Internet services market promises similar growth as the demand for high-speed Internet services among individuals, businesses, governments, and educational institutions continues to increase in Europe, Asia, and Latin America.


STRATEGY

     Our business model is to create high user density in each geographic area we serve, which will allow us to realize substantial marketing and operating efficiencies. Our growth strategy focuses on continuing to add high-speed Internet and data services customers in existing markets and to quickly build a critical mass of subscribers in selected international markets. Each of our subscribers will receive an Internet services package which provides the subscribers with a pre-specified quantity of data at a high quality of service while simultaneously offering our subscribers additional Internet related services at pre-specified rates.

     Elements of our business strategy include:

          1. ATTRACT AND RETAIN NEW DOMESTIC SUBSCRIBERS - We will continue to pursue small and medium size businesses, "e-commerce" companies, and individual customers to enhance particular features of their wireless and Internet service needs. The services we provide to businesses will include specifically tailored Internet service packages which permit fast and reliable Internet access, multiple e-mail accounts, and posting and updating of the subscriber's Internet listings for a competitive fixed monthly fee.

          2. DEVELOPMENT OF SUBSCRIBERS THROUGH UTILIZATION OF WIRELESS BROADBAND SYSTEM - To provide our customers with wireless Internet access, we intend to employ one of the most advanced wireless systems available, the wireless broadband system, developed and manufactured by IQ-Wireless GmbH in Germany ("IQW"). The IQW system is a combined solution for wireless Internet/data access and is primarily designed to provide a state of the art wireless communications solution to subscribers in rural and urban areas.

          3. AGGRESSIVE USE OF ADVERTISING TO BUILD OUR SUBSCRIBER BASE - We will use newspaper, radio, television, and direct mail advertisements to acquire individual and corporate subscribers quickly. In addition, we intend to add subscribers by aggressively marketing to current customers of other commercial Internet service providers.

          4. DEVELOPMENT OF VALUE-ADDED REVENUES STREAMS - We intend to develop value-added Internet access services, including dedicated broadband connectivity, wireless Internet services, wireless local loop systems, and satellite-aided data connection services. We believe that the development of these new and emerging technologies will provide an excellent platform for the introduction of new value-added services to enhance the quality of services which we can offer our existing and future subscribers.

          5. DEVELOPMENT OF SELECTED INTERNATIONAL MARKETS - Utilizing our knowledge and international contacts, we intend to pursue and expand our growing subscriber base of corporate, educational, and institutional subscribers in several international markets in Latin America, Russia, and India, thereby enhancing our productivity and profitability.

     The net proceeds from our proposed offering of Company shares will be used primarily to purchase and install the IQW wireless broadband system. This system is an Internet access platform (IAP) with a number of significant advantages over the platforms used by most ISPs. Specifically, the IQW wireless broadband system will provide our subscribers with faster, more reliable Internet access on a more economical basis than our competitors. It will provide subscribers with a wireless local area network (LAN). LANs permit computers to network so that multiple computer users can, for example, share a printer or have Internet access. Wired LANs force users to hardwire their computers. Hardwiring can be costly, unsightly, time consuming, and slow. With the IQW wireless broadband system, the need for hardwiring is eliminated. Individual subscribers can read and send e-mail even though they are not hooked up to a telephone line. Business subscribers may operate as freestanding wireless networks or may extend existing wired networks without the delay and expense of wired installation. Using this system, companies can quickly and seamlessly connect their employees, expand existing networks, support new offices or temporary workgroups, and deliver instant network access to mobile workers.

     Of particular importance, most users connect to each other or the Internet via (1) a modem at a speed of 56 kilobytes per second, (2) a single ISDN line at 64 kilobytes per second, or (3) a dual ISDN line at 128 kilobytes per second. With the IQW wireless broadband system, the connection speed is approximately 30 times faster than our current performance leader, the dual ISDN line.

     The current wireless technologies used by ISPs for Internet services use mostly point to point technology to achieve high speed access. These techniques use equipment that can only serve one customer. IQW is one of only a few manufacturers and we will be one of only a few ISPs who are using the point to multi-point technology.

     Technically speaking, the IQW wireless broadband system provides Internet subscribers with a full duplex speed of 4 megabytes per second, operating as a wireless LAN. It can operate in a wide frequency spectrum, anywhere between 400 megahertz and 4000 megahertz, using a single band of only 5 megahertz. Within these 5 megahertz, the system allows 1,080 simultaneous calls and therefore up to 10,000 subscribers per call. Furthermore, depending on the frequency used, the system allows a cell diameter of up to 70 miles, meaning that the system can serve subscribers as far away as 35 miles from the main tower.


SERVICES

     We offer Internet services tailored to meet the needs of both individual and corporate Internet users. Our primary service offerings are dial-up and broadband Internet access, as well as related value-added services. For our individual and business subscribers, we offer dedicated high-speed Internet access, Web hosting, Website design, and other similar services. Our services are offered in several different packages to provide our subscribers with a broad range of choices to satisfy their Internet needs. The majority of our subscribers have monthly or quarterly subscriptions which are renewed each month or each quarter, as applicable. In addition, our services may be purchased in one year and two year blocks. Most subscribers are billed through automatic monthly charges to their credit cards; however, payment by cash or check is also permitted. In addition, we offer discounts on most of our services for subscribers who prepay for such services. The services we presently provide our subscribers include the following:

          1. INTERNET ACCESS. The most popular service we presently have is a dial-up Internet access package which includes basic Internet access and related Internet applications, such as World-Wide-Web, and e-mail.

          2. WEB HOSTING. We offer Web hosting for businesses and other organizations who wish to create their own World Wide Web sites without maintaining their own Web servers and high speed Internet connections. This Web hosting service features state-of-the-art servers for high-speed and reliability, high quality connections to the Internet, and specialized customer support services.

          3. DOMAIN REGISTRATION. We offer Web domain registration services to our business and institutional subscribers which we provide through our relationship with third party Web domain registration services.

          4. WEB PAGE DESIGN. We provide Web page design and certain related services at a fixed pre-pay rate to our business subscribers in a manner which permits us to market and offer our other Internet access services to the subscriber.

SEASONALITY

     There is a strong seasonal influence which is associated with our location in Southwest Florida, a popular winter residence for retirees from northern States. As a consequence, during the winter months, subscriber numbers increase rapidly and, during the summer months, they decrease significantly. Our dial-up Internet access subscriber base (both paid and complementary) at the conclusion of each calendar quarter during the past two years has been as follows:

                           MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
2000......................   2,062       1,856            --               --
1999......................   1,294       1,622         1,551            1,858

     Beginning in 2001, we will offer our customers who are part-time Southwest Florida residents the ability to maintain their e-mail account with us and we will forward their e-mail communications to their summer residences' accounts during periods when they are not in residence in Southwest Florida. We will charge a monthly fee of $5.00 for this service. We believe that this new service will help recapture these individuals as full-paying subscribers when they return to our service area during the winter months. The extent to which this new service is successful may not be known until the end of the next fiscal year.


CUSTOMER CARE

     Our goal of 100% subscriber satisfaction begins with providing superior systems and network performance. We focus on scalability, reliability, and speed in the technical design and maintenance of our systems. In addition to the provision of superior systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by providing prompt responses to their problems, inquiries, and needs.

     Individuals and businesses accessing the Internet have many different computer hardware configurations and widely varying levels of computer sophistication. Consequently, we must be able to efficiently and effectively address, among other things:

   - problems affecting a wide variety of hardware systems;
   - start-up or other basic problems of new subscribers and new Internet users; and
   - highly technical issues that sophisticated subscribers may encounter.

     In addition to diagnosing and resolving subscribers' technical problems, we answer questions concerning account status, respond to software requests, and provide configuration information. Our subscribers can access all of our customer support services via telephone or by e-mail. We maintain on our Web site a description of our customer care services and provide technical assistance.


MARKETING

     Our marketing strategy focuses on penetration of selected markets in order to acquire and attain a critical mass of individual, commercial, and institutional subscribers to support profitable operations. We use a variety of sources to communicate our marketing message, including newspaper, radio, television, and online advertising, as well as targeted direct mail marketing.


TECHNOLOGY AND DEVELOPMENT

     Although we do not focus a significant amount of our resources on creating new technologies, we constantly evaluate new technologies and applications for possible introduction or incorporation into our services. Where appropriate, we intend to partner with other corporations to bring new technologies to our current and future customers. We believe that we are well positioned to efficiently market and deploy such new and emerging technologies as they become available and to incorporate such technologies into the value-added services we offer.

     Currently, we are focusing on our cooperation with IQ-Wireless GmbH, in Germany, and its United States subsidiary, Wireless Internet Access
Corporation, a Florida corporation, which represents the interests of IQW and its sister company, IQ-Vision GmbH ("IQV"), in the Americas. IQW is one of the leaders in developing wireless local loop technology and in addition is involved in the development of laser communication technology and data transfer via electrical power lines. IQV has developed a remote controlled wireless video observation system, which is used, for example, in Germany for the early detection of wildfires. We believe that there are applications for this technology in the United States. We are working with IQW and IQV to apply these technologies and all other new technologies developed by them immediately after proof of the concepts and successful field trials.

     In addition, we are exploring a relationship with a software company in India to serve as our own development tool for customized portals, networks, and advanced animation in the future. This is in the very early stages of discussion.

     We anticipate that these types of relationships will give us the opportunity to stay ahead in communications and software technology.


COMPETITION

     The market for the provision of Internet access services to individuals, corporations, and institutions is extremely competitive and highly fragmented. We expect that such competition will continue to intensify. We believe that several of the primary competitive factors in determining our success are:

   - reputation for reliability and service;
   - pricing;
   - effective customer support;
   - access speed;
   - access to capital;
   - creative marketing;
   - easy-to-use software; and
   - graphic coverage.

     Our current and prospective competitors include many companies which have varying degrees of market presence, financial resources, and technical expertise. We currently compete or expect to compete with the following types of Internet service providers:

   - commercial on-line service providers (such as America OnLine);
   - other local, national, and regional Internet service providers (including Sunline and EarthLink);
   - computer hardware and software companies (such as IBM, Microsoft, Dell, and Gateway);
   - regional and national telecommunication providers (including AT&T, MCI WorldCom, and Sprint);
   - cable television operators (such as Comcast, Time Warner, Inc., and AT&T);
   - wireless communications companies;
   - satellite companies; and
   - nonprofit and educational Internet access providers.

     We believe that new competitors will continue to enter the Internet services market. In addition, as public awareness and use of the Internet grows, existing competitors are likely to further increase their emphasis on Internet access services, resulting in even greater competition. The ability of our competitors to enter into business combinations, strategic alliances, or joint ventures, or to bundle other services and products with Internet access could effect our business, financial condition, and operations.

     We also face increased competition from certain Internet service providers that provide free Internet access to customers. Under this "free access" business model, revenues are derived primarily from companies that place advertisements in small banners or windows on users' computer screens while they are online. Subscribers to these free services are generally required to provide demographic information which is used by advertisers to deliver targeted messages to the users' screens that cannot be closed or removed. Internet service providers employing this business model could continue to attract a significant number of users and exert further pressure on prices.

     We also expect to face competition in the future from companies that provide direct Internet connections to consumers' homes and businesses, including national and regional telecommunication providers, cable companies, electric utility companies, and terrestrial and satellite wireless communications companies. For example, cable television operators offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. Such companies include Internet access in the basic bundle of services which they already provide, or offer such Internet access for a nominal additional charge.


GOVERNMENT REGULATION

     We currently provide Internet access through transmissions over public telephone lines. These transmissions are governed by state and federal regulatory policies establishing charges and terms for communications. Currently, our services are not subject to Florida state sales tax. Accordingly, we are not responsible for collecting or remitting sales taxes to the State of Florida. Our liability for collecting such sales taxes may vary in other states and jurisdictions in which we provide services to our subscribers.

     We have limited control over our subscribers' online practices and the information passed through or stored on our computer systems. We may be liable for information disseminated through our network. During the last several years several lawsuits have been brought against Internet service providers which have sought to impose liability for defamatory speech and infringement of copyrighted materials. The possible imposition of liability upon Internet service providers for materials disseminated through their computer systems could require us to implement measures to reduce our exposure. These measures, as well as existing and proposed federal and state regulations and laws may require the expenditure of substantial resources or the discontinuation of some product or service offerings.

     In addition, the Communications Decency Act of 1996 imposes fines on any entity that by means of: (a) a telecommunications devise, knowingly sends indecent or obscene material to a minor; (b) by means of interactive computer service, sends or displays indecent material to a minor; or (c) permits any telecommunications facility under such entity's control to be used for the purposes set forth in subsections (a) and (b) above. The specific standard set forth for determining whether an Internet service provider has acted knowingly concerning alleged violations of the Communications Decency Act of 1996 have not yet been firmly established. Certain defenses to liability under the statute may be available but may not be applicable. Although we do not actively monitor the content of our subscribers' Internet transmissions, a court may determine that we have knowledge of such content. Although no such claims or lawsuits have been asserted against us to date, there can be no assurance that, if we were prosecuted, any defenses to liability would be applicable.

     The Digital Millennium Copyright Act of 1998 provides limited protection for us and other Internet service providers from copyright infringement liability, provided that we comply with certain requirements, including the requirements that we, as an Internet service provider: (a) adopt and reasonably implement a policy of terminating, in appropriate circumstances, the accounts of our subscribers who repeatedly violate and infringe upon copyright laws; and (b) remove materials from our users' websites that appear to constitute copyright infringement. While the Digital Millennium Copyright Act limits copyright infringement liability for simply transmitting information over the Internet, much of the specific case law which interprets the Digital Millennium Copyright Act has yet to be decided and established.

     Based on our planned introduction of wireless Internet services, we will be subject to the Federal Communications Commission's rules and regulations. The FCC may choose at any time to (a) change their rules or regulations, (b) deny usage of the necessary frequency spectrum, (c) withdraw given licenses or permits, (d) convert a previously granted frequency spectrum to a different use or introduce regulatory rules for Internet or wireless Internet providers. There can be no assurance that our operations will not be effected by regulatory changes at the FCC and a likelihood therefore exists, that our business, growth strategies, financial condition, and results of operations could be significantly affected.

     Due to the increasing popularity and use of the Internet, it is possible that additional federal, state, or other laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement, and other intellectual property issues. We cannot predict the impact, if any, that any future regulatory changes or developments may have upon our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly effect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a significant impact upon our business, growth strategies financial condition, and results of operations.


PERSONNEL

     As of August 15, 2000, we had five full-time employees. We anticipate that the development of our business will require that we hire additional employees in the near future. None of our employees are represented by a labor organization or union.


BUSINESS RISKS

WE ARE A RELATIVELY NEW COMPANY AND HAVE A HISTORY OF OPERATING LOSSES.

     Our predecessor began offering Internet access in October 1997. We have only a limited operating history upon which an evaluation of our prospects can be made. We are subject to the substantial risks, expenses, and difficulties encountered by new entrants into the Internet services industry. Those risks include our ability to:

   - successfully implement our business plan, including introducing wireless Internet technology to our subscribers;
   - attract and retain qualified personnel;
   - expand our subscriber base and increase subscriber revenues;
   - successfully compete in a highly competitive market; and
   - upgrade our network and systems infrastructure.

     As of June 30, 2000, we had an accumulated deficit of approximately $184,232. A large portion of this deficit can be attributed to expenses incurred in connection with the merger with our predecessor and the related SEC filings. However, our deficit would have been even larger were it not for the assistance supplied by our principal stockholder in terms of providing leased space at reduced rates and interest-free loans during the prior fiscal periods. Adjusting for nonrecurring merger expenses we would have had an accumulated deficit of approximately $40,000 as of June 30, 2000. Our ability to attain profitability and positive cash flow without our principal stockholder's monetary support is dependent upon a number of factors, including our ability to increase revenues while reducing costs per subscriber. We may not be successful in increasing or maintaining revenues or achieving positive cash flow. As a result, we may not be as profitable as hoped.

WE CANNOT CONTROL ALL OF THE FACTORS THAT WILL AFFECT OUR SUCCESS.

     Our success depends on a number of factors, many of which are beyond our control. These factors include:

   - the rate of new subscriber acquisition and related costs, subscriber retention, capital expenditures, and other costs relating to the expansion of operations;
   - changes in our pricing policies and those of our competitors, including those providing free access;
   - personnel changes;
   - market acceptance of new or enhanced versions of our services;
   - changes in operating expenses;
   - changes in strategy;
   - the introduction of alternative technologies;
   - the timing and effect of potential acquisitions;
   - increased competition in current and prospective markets;
   - future governmental regulation;
   - our inability to obtain the needed frequency spectrum for our planned wireless Internet operations; and
   - other general economic factors.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     There is a strong seasonal influence which is associated with our location in Southwest Florida, a popular winter destination for retirees of northern states. As a consequence, during the winter months (primarily during our third fiscal quarter), subscriber numbers increase rapidly and, during the summer months (primarily during our first fiscal quarter), they decrease significantly. Accordingly, our operating results, cash flows, and liquidity may fluctuate significantly from quarter to quarter.

OUR REVENUES DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN SUBSCRIBERS.

     Our monthly subscribers, who account for a majority of our revenues, currently have the option of discontinuing service at the end of any month for any reason. Our expense levels are based, in part, on our expectations regarding future revenues, which could be inaccurate. Our operations often require up-front expenses with trailing revenues. In order to enhance subscriber retention, we have instituted a new six month contract so that, rather than canceling their contracts at the end of the winter season, our subscribers can suspend service (and the related monthly payments) for those periods when they are not in our market area, specifically, during the summer months. We do not have enough experience with this program to judge the program's success in retaining our subscribers.

     To the extent that revenues are below expectations, we may be unable to reduce expenses proportionately, and operating results, cash flow, and liquidity could be negatively affected. Subscribers are spending more time online, which increases our expenses. Our entry into new markets will involve substantial expenditures on advertising, customer care, and other operating needs. To remain competitive, we may not be able to increase subscription fees to match these increasing expenses and could experience deteriorating profit margins or losses. Due to these and other factors, our operating results and/or growth rate may be below your expectations and those of our management team. This, in turn, could cause the price of our common stock to drop.

COMPETITION IS INTENSE AND MAY RESULT IN REDUCED REVENUES AND PROFITABILITY.

     The market for providing Internet access to individuals and small businesses is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect competition to intensify. We believe that the primary competitive factors for success in this market are a reputation for reliability and service, competitive pricing, effective customer support, creative marketing, easy-to-use software and geographic coverage. Other important factors include industry and general economic trends.

     We face increased competition from certain ISPs, including Juno Online Services, Freei.Net, and NetZero, that provide free Internet access to consumers. Under this "free access" business model, revenues are derived primarily from companies that place advertisements in small banners or windows on users' computer screens while they are online. Subscribers are generally required to provide demographic information which is used by advertisers to deliver targeted messages to the users' screens that cannot be closed or removed. ISPs employing this business model could continue to attract a sizable number of users and exert pressure on prices.

     Our current competitors include Internet service providers and on-line service providers with a significant national presence that focus on individual and small business subscribers, such as America Online and, to a lesser extent, EarthLink. These competitors have significantly broader market presence and brand recognition and much greater financial, technical, and marketing resources. They also have extensive coast-to-coast access to Internet backbones, which provides greater scalability and the ability to provide better service quality. We also compete with independent regional and local Internet service providers, such as Sunline.

     Sprint, a major long-distance telephone company, competes with us by offering Internet access services. Other long-distance and local telephone carriers are moving toward horizontal integration through acquisitions of, and joint ventures with, ISPs. Accordingly, we expect increased competition from traditional telecommunications carriers for customers and potential acquisitions. These telecommunications carriers have nationwide networks and substantially greater financial, technical, and marketing resources. Telecommunications providers also have the ability to bundle Internet access with basic local and long-distance telecommunications services. In addition, some long-distance companies are promoting their services by offering consumers free Internet access. Such bundling of services may make it difficult for us to compete with telecommunications providers and may force us to lower prices, resulting in reduced revenues.

     New competitors, including large computer hardware and software, media, and telecommunications companies, as well as wireless communications companies, satellite companies, and nonprofit or educational Internet access providers may continue to enter our Internet services market, resulting in greater competition. In particular, we may face increased competition from companies that provide connections to consumers' homes, including cable companies, electric utility companies, and wireless communications companies. For example, cable companies offer Internet access through their cable facilities at significantly faster rates than existing modem speeds. These companies can bundle Internet access with basic services or offer access for a nominal charge. In addition, they could deny us access to their networks.

     Competition could also result in increased selling and marketing expenses, related customer acquisition costs, and customer attrition, all of which could adversely affect our operations and financial condition. We may not be able to offset the effects of such increased costs.

     We intend to compete in this highly competitive market by introducing domestically and internationally a state-of-the-art broadband wireless Internet access system which will provide faster, more reliable Internet access for our subscribers on a more economical basis than our competitors.

OUR GROWTH STRATEGY IS UNTESTED. IF WE FAIL TO INTEGRATE OUR ACQUISITIONS SUCCESSFULLY, OUR RESULTS OF OPERATIONS WILL SUFFER.

     Our growth strategy is untested. We may not be successful in implementing our growth strategy, and any failure could cause our financial condition and results of operations to suffer. Two components of our growth strategy, the strategic acquisition of businesses and subscriber accounts and the introduction of wireless Internet services, involve numerous risks, including, among others, the following:

   - the difficulty of locating and integrating acquired operations and personnel;
   - the potential disruption of our ongoing business;
   - the potential inability of management to successfully incorporate acquired technology and rights into our service offerings and to maintain uniform standards, controls, procedures, and policies;
   - the risks of entering markets in which we have little or no direct prior experience; and
   - the potential loss of, or impairment of relationships with, employees and customers.

     In addition, acquisitions could negatively affect our operating results due to dilutive issuances of equity securities, incurrence of additional debt or amortization of goodwill, and other intangible assets.

     Another component of our growth strategy is to expand our wireless services internationally to Latin America, Russia, and India. We have not yet, however, entered those markets and have no experience in providing wireless technology internationally. Our success in this area also involves substantial risks including, among others, the following:

   - our ability to hire, train, and retain qualified personnel to manage our international operations;
   - the stability of the government and governmental regulation and the success of the economy of the markets we intend to enter which could significant affect our subscriber base and our ability to operate in our targeted markets; and
   - market acceptance of our services in our targeted markets.

     We must plan and manage effectively during periods of rapid growth. Our growth will place a significant strain on our managerial, operational, and financial resources. To manage growth effectively, we must improve our operational, financial, and management information systems and attract, integrate, and retain qualified personnel. The successful integration of acquired businesses and the expansion of our subscriber base will require:

   - close monitoring of the quality of our service;
   - identification and acquisition of physical sites;

   - acquisition and installation of equipment and facilities;
   - increased marketing in new and existing markets;
   - employment of qualified personnel for such sites; and
   - expansion of our managerial, operational, and financial resources.

WE MIGHT NOT BE ABLE TO ACQUIRE FROM THE FCC THE NECESSARY FREQUENCY SPECTRUM FOR OUR WIRELESS INTERNET OPERATION.

     To develop and maintain our planned wireless Internet operation we will need to obtain and retain a frequency spectrum of 5 megahertz. The Federal Communications Commission regulates frequency spectrum. Frequency spectrum are divided into licensed spectrum, which are exclusive to the license holder, and unlicensed spectrum, which can have multiple users. We do not plan on using an unlicensed spectrum as this could cause problems for our future operations. Transmitting on an unlicensed frequency into a building, for example, could cause other or future users of the same frequency inside such building to report interference to the FCC. This could result in the disruption of our service to our customers in that particular locality.

     We therefore only plan to use licensed spectrum for our operation. This kind of spectrum, however, is being sold or auctioned on a continuous basis by the FCC. Obtaining a licensed frequency spectrum could be very expensive. There is a possibility that we might not be able to acquire the spectrum of 5 megahertz which is necessary to operate our wireless system in the chosen area or that the spectrum might already be sold or auctioned to another company. There is also the possibility that the frequency spectrum purchased by us might be reallocated to a different use or that the transmission limits might be introduced.

     All these events could prevent us from setting up or continuing our wireless Internet operation, thus having a material effect on our business, planned expansion, and financial results.

IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS WILL SUFFER.

     Our success depends upon the continued efforts of our senior management team and our technical, marketing, and sales personnel. These employees may terminate their employment at any time, as we have no employment agreements. It is possible for our competitors to hire our employees to compete against us by offering them more compensation and greater incentives.

     Our success also depends on our ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel as we implement our growth plan. The market for employees with the combination of skills and attributes required to carry out our strategy is extremely competitive. We may not be able to retain or integrate existing personnel or identify and hire additional qualified personnel. The loss of the services of our key personnel, or the inability to attract additional qualified personnel, could cause the quality of our services to deteriorate. This could adversely affect our subscriber retention, revenue, and profitability.

WHEN WE WERE PROFITABLE, WE RELIED HEAVILY ON OUR PRINCIPAL STOCKHOLDER FOR FINANCIAL SUPPORT; THIS SUPPORT MAY NOT BE AVAILABLE IN THE FUTURE.

     Our largest stockholder, Werner K. Ebner, beneficially owns 87.05% of our common stock. He and his family wish to sell in the proposed offering approximately 3,208,000 shares of common stock. Immediately after the proposed offering and assuming that he and his family sells all 3,208,000 shares, Mr. Ebner would continue to own approximately 73.6% of our common stock. Prior to the reverse merger with Internet Services, Mr. Ebner played a key role in the financing of our predecessor's projects and the acceptance of rent at reduced rates. Mr. Ebner is under no legal or contractual obligation to continue his financial support. We do not expect Mr. Ebner to provide a comparable level of support to us in the future.

NETWORK CAPACITY CONSTRAINTS, SYSTEMS FAILURES, AND/OR DEPENDENCE UPON LOCAL TELEPHONE COMPANIES AND OTHER THIRD PARTIES COULD CAUSE US TO LOSE SUBSCRIBERS AND/OR CAUSE INSTALLATION DELAYS FOR NEW SUBSCRIBERS.

     Our business depends on the capacity, reliability, and security of our network infrastructure. Delays or failures in connectivity could cause us to lose subscribers. We must expand and adapt our network infrastructure as the number of subscribers increases and the amount of information transferred expands. The expansion and adaptation of network infrastructure will require substantial financial, operational, and management resources. We may not be able to timely expand or adapt our network infrastructure to meet additional demand or changing subscriber requirements at a reasonable cost or at all.

     Capacity constraints may occur in system-wide services, such as e-mail. We could experience delayed delivery from suppliers of new telephone lines, modems, terminal servers, and other equipment. If these delays are severe, incoming modem lines may become full during peak times. Further, if we do not maintain sufficient bandwidth capacity in our network connections, subscribers will experience a slowdown of Internet services. Similar problems can occur if we are unable to expand the capacity of our servers for e-mail and the World Wide Web fast enough to keep up with increasing demand. New broadband technologies will cause increasing congestion on the Internet backbone. If the capacity of our servers is exceeded, subscribers will experience delays.

     Damage to our equipment from fire, power loss, telecommunications failures, and similar events could cause service interruptions. Despite precautions, natural disasters or other unanticipated problems at our headquarters could cause service interruptions. We do not currently maintain fully redundant Internet services, backbone facilities, or telecommunications networks. System failures could result in a loss of subscribers. Our billing and management information systems are subject to potential damage, malfunction, or other loss. We bill the majority of our subscribers by automatic charges to subscribers' credit cards or bank accounts. Any failure of our billing and management information systems could result in delayed collections and reduced revenues.

     We also rely on local and long distance telephone companies and other companies to provide data communications capacity. These providers may experience disruptions of service or have limited capacity, which could disrupt our services. We may not be able to replace or supplement these services on a timely basis or at all. In addition, local phone service is sometimes available only from a local monopoly telephone company. Telecommunications carriers could prevent us from delivering Internet access through their data transmission networks. Because we rely on third-party telecommunications companies for our backbone connections to the Internet, we face limitations on our ability to serve our subscribers, including the following:

   - we do not control decisions regarding availability of service at any particular time;
   - we may not be able to deploy new technologies because our telecommunications providers may not be able to support that technology on their backbones; and
   - we may not be able to negotiate favorable interconnectivity agreements with other Internet service providers.

     For example, the local telephone company that serves our primary market is currently unable to support Digital Subscriber Line ("DSL") services in many areas and, therefore, we cannot offer these services to our subscribers. At some point in the future, our telecommunications providers may become our direct competitors.

     We also are dependent on third-party suppliers of hardware components. Increasing demand for these components places a significant strain on suppliers. There could be delays and increased costs in expanding our network infrastructure if alternative sources of supply are unavailable.

OUR NETWORK IS VULNERABLE TO SECURITY RISKS, SUCH AS HACKING AND VIRUSES.

     Despite security measures, our network infrastructure may be vulnerable to computer viruses, hacking, or similar problems caused by subscribers or other persons. Computer viruses or problems could lead to interruptions, delays, or cessation in service, causing subscribers to seek Internet access from other providers. Inappropriate use of the Internet by third parties could jeopardize the security of confidential information stored in our computer systems or our subscribers' computer systems. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions. Any network malfunction, overload, or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security, which may result in claims against us. Further, the security and privacy concerns of existing and potential Internet users may inhibit the growth of the Internet, and our subscriber base and revenues.

IF WE FAIL TO ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS, WE WILL NOT BE COMPETITIVE.

     Our industry is subject to rapidly changing technology, evolving industry standards, changes in subscriber needs, and frequent new service introductions. Our success depends, in part, on our ability to meet changing subscriber needs on a timely and cost-effective basis. We must improve our existing services, develop new services, enter new markets, and continue to develop and expand our technical expertise. We may not be successful in those endeavors. Our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet services, we do not know that industry standards will be established or, if they are established, that we will be able to conform to them in a timely fashion and maintain a competitive position. In addition, there is a risk that services or technologies developed by others will render our services or technologies uncompetitive or obsolete.

     We are also at risk to fundamental changes in the way Internet access is delivered. Currently, Internet services are accessed primarily by computers connected by telephone lines. Many alternative methods to access the Internet are available or under development, including cable modems, screen based telephones, satellite technologies, wireless telecommunications technologies, and other consumer electronic devices. These methods may transmit data at substantially faster speeds than the modems we currently use for dial-up subscribers. As these alternative methods gain greater use, or as subscriber requirements change the way Internet access is provided, we will have to develop or use new technology to remain competitive. For this reason, we are actively and aggressively pursuing the wireless Internet access system. Adjusting to such technological advances may require substantial time and expense, and we may not succeed in addressing these competitive pressures or adapting our business to alternative access methods, such as the wireless Internet access system, in a timely and profitable manner.

WE MUST BE ABLE TO ANTICIPATE AND RESPOND TO CHANGING CONSUMER DEMANDS.

     The number of Internet users around the world is constantly growing. The Computer Industry Almanac has reported that by the year 2002, 490 million people around the world are expected to have Internet access. According to the Computer Industry Almanac, that means that almost 8% of the world's population will have Internet access by 2002 and that percentage is expected to increase to almost 12% by 2005.

     Our future success will depend upon the our ability to anticipate and respond to changing consumer preferences in a timely manner. Failure to adequately anticipate or respond to such changes could have a material adverse effect on our business, revenue, and profitability. Sales of our services may be negatively affected by weak consumer spending as a result of adverse economic trends or uncertainties regarding the economy.

GOVERNMENT REGULATION MAY INCREASE OUR COSTS OF DOING BUSINESS.

     Although we are not currently directly regulated by the Federal Communications Commission or any other federal or state agency, changes in the regulatory environment relating to the Internet access market could affect the prices at which we sell our services. These changes may include regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from local or regional telephone operating companies or other telecommunications companies. For example, the imposition of interstate access charges on local telephone companies or the elimination of reciprocal compensation for local telephone companies may increase our costs of serving dial-up subscribers.

     Furthermore, the FCC may, in the future, reconsider its past ruling that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers." In that event, Internet service providers would be required to pay a percentage of their gross revenues to the universal service fund, which subsidizes phone service for rural and low income consumers and supports Internet access among schools and libraries. If the FCC were to require universal service contributions from providers of Internet access or Internet backbone services, our costs of doing business could increase substantially, and we may not be able to recover these costs from our subscribers.

     Due to the increasing popularity and use of the Internet, it is possible that additional federal, state, or other laws and regulations may be adopted with respect to the Internet. These laws and regulations may address issues such as content, privacy, pricing, encryption standards, consumer protection, fraud, electronic commerce, taxation, copyright infringement, and other intellectual property issues. Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications medium and could expose us to significant liability. Governing federal tax statutes are subject to continual evolution by judicial decisions and administrative interpretations, and may be amended, revoked, or replaced at any time, either prospectively or retroactively, by new legislation. Additional regulations relating to the Internet access industry, including those that increase taxation on our services or otherwise affect telecommunication costs or increase competition from regional telephone companies or others, could have a material adverse effect on our business, revenue, and profitability.

WE NEED TO RAISE ADDITIONAL CAPITAL IN 2001 IN ORDER TO BE SUCCESSFUL.

     We will likely incur substantial expenditures during 2000 and 2001 to further our growth strategy. In most cases, we will attempt to finance our acquisitions with our common stock; however, due to the competitive nature of acquisitions in this industry, we may be forced or choose to use cash to complete these acquisitions. We also may have funding needs to respond to technological developments or competitive pressures. We do not currently have adequate funds to accomplish our objectives and anticipate that even if we are successful in selling the Company shares in the proposed offering we may need to raise additional capital in 2001. There is no assurance that equity or debt financing will be available on terms acceptable to us or at all. Further, any such equity or debt financing may be on terms that are dilutive or potentially dilutive to our stockholders. If alternative financing is required but is insufficient or unavailable, we will have to curtail our growth and operating plans. As a result, our business may not produce the level of growth or profitability we hope to achieve.

YOU MAY HAVE DIFFICULTY BUYING AND SELLING OUR COMMON STOCK.

     We intend to qualify our common stock for listing on the OTC Bulletin Board. There can be no assurance that our common stock will or will continue to be listed on the OTC Bulletin Board or that a market for our common stock will exist in the future should our stockholders wish to sell any of their shares. There is no assurance that, if a market exists in the future, it will be an active, liquid, or continuous trading market. The stock market in general has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental companies. Such fluctuations and volatility have often been related or disproportionate to the operating performance of such companies.

IF OUR COMMON STOCK TRADES BELOW $5.00 PER SHARE, IT WILL BE DEEMED TO BE A "PENNY STOCK" AND WILL BE SUBJECT TO THE PENNY STOCK RULES. THIS COULD AFFECT YOUR ABILITY TO RESELL THE STOCK IN THE MARKET.

     If our common stock trades at a price below $5.00 per share, it will be subject to certain rules promulgated under the Securities Exchange Act of 1934 requiring additional disclosures by broker-dealers. These rules generally apply to "penny stocks" which are any non-NASDAQ equity securities that have a market price of less than $5.00 per share, subject to certain exceptions.

     The penny stock rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. These rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor is generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

     Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and our stockholders' ability to sell them.

WE HAVE NEVER PAID A DIVIDEND AND DO NOT ANTICIPATE DOING SO IN THE FORESEEABLE FUTURE.

     We have never paid or declared a dividend on our common stock and do not anticipate doing so in the foreseeable future. We have accumulated substantial losses since our inception and there can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. We anticipate that any earnings generated from our operations will be used to finance our business and growth.

THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK MAY LIMIT YOUR ABILITY TO INFLUENCE MATTERS INVOLVING THE COMPANY.

     Currently, Mr. Ebner beneficially owns 23,208,000 shares of our common stock, representing 87.05% of our outstanding shares of common stock. Even if Mr. Ebner and his family sell all shares they have registered in the proposed offering, Mr. Ebner will continue to beneficially own 73.6% of our outstanding common stock. As a result, he will continue to be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control.


REPORTS WITH SECURITIES AND EXCHANGE COMMISSION

     We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You can also read and copy any document we file with the SEC at the SEC's public reference rooms. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You can also obtain copies of our SEC filings at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549.


ITEM 2. DESCRIPTION OF PROPERTY.

     Our corporate headquarters are located in Charlotte County, Florida, at 204
E. McKenzie Street, Unit D, Punta Gorda, Florida 33950, where all of our executive functions exist and are performed. Our corporate headquarters and facilities, consisting of approximately 2,400 square feet, are currently subleased on a month-to-month basis from a company affiliated with our President and principal stockholder. There is currently no written lease for this space and we believe that our present monthly rent payment of $882.00 is below market for this area. We do not own or lease any other real estate. We believe that our facilities are adequately maintained and suitable for their present use.


ITEM 3. LEGAL PROCEEDINGS.

     We are not currently involved in any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 19, 2000, we had a special meeting of stockholders. The only matter voted upon at our special meeting was the approval of our Amended and Restated Certificate of Incorporation. Proxies were not solicited. There were 24,000,000 votes cast for adoption, representing 90% of our total issued and outstanding common stock. No votes were cast against the motion to approve and there were no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     (b) HOLDERS. As of August 31, 2000, we had 38 holders of record of our common stock.

     (c) DIVIDENDS. We have not paid a cash dividend on our common stock and do not anticipate paying any dividends in the foreseeable future. We may never pay cash dividends or distributions on our common stock. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, revenues, profitability, capital requirements, and any other factors that the Board of Directors decides is relevant.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. Since our formation on August 31, 1999, we sold unregistered shares of our common stock and warrants to purchase shares of its common stock in the following transactions:

     On August 31, 1999, we issued 2,500,000 shares of common stock to our sole officer and director at a price of $0.0002 per share. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 Act. There was no underwriter involved in this issuance and the share certificates were issued with appropriate restrictive legends. Similar legends were affixed to any certificates issued in connection with subsequent gifts of stock derived from this issuance. The purchaser was deemed to be sophisticated with respect to an investment in the common stock.

     On September 30, 1999, we issued 150,000 shares of common stock to two investors at a price of $0.0002 per share. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 Act. There was no underwriter involved in these issuances and the share certificates were issued with appropriate restrictive legends. Similar legends were affixed to any certificates issued in connection with subsequent gifts of stock derived from these issuances. All of the purchasers were deemed to be sophisticated with respect to an investment in the common stock.

     On March 9, 2000, we issued as a dividend to our then current stockholders Class A Warrants to purchase an aggregate of 1,325,000 shares of common stock for $3.00 per share and Class B Warrants to purchase an aggregate of 1,325,000 shares of common stock for $5.00 per share. These warrants were issued in reliance on Section 4(2) of the Securities Act of 1933 Act. There was no underwriter involved in these issuances and the warrants were issued with appropriate restrictive legends. All of the warrant holders were deemed to be sophisticated with respect to an investment in the warrants. These warrants expired by their terms on March 10, 2003, but were subsequently terminated by agreement, dated August 30, 2000, among the warrant holders and us.

     On March 13, 2000, we issued 11,000 shares of common stock to eleven investors at a price of $0.01 per share ($110.00 in the aggregate). These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 Act. There was no underwriter involved in these issuances and the share certificates were issued with appropriate restrictive legends. All of the purchasers were deemed to be sophisticated with respect to an investment in the common stock.

     On March 25, 2000, in connection with the merger of Internet Services Network, Inc., a Florida corporation ("Internet Services"), into us, we issued 24,000,000 shares of common stock to Werner K. Ebner, currently our President and Chief Executive Officer and a Director, in exchange for all of Mr. Ebner's shares of Internet Services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 Act. There was no underwriter involved in connection with the merger; however, Internet Services paid a $25,000 consulting fee to Coral Capital Partners at the time the merger agreement was entered into, and an additional $100,000 to Coral Capital Partners at the closing of the merger. The share certificates were issued with appropriate restrictive legends. Similar legends were affixed to any certificates issued in connection with subsequent gifts of stock derived from this issuance. Mr. Ebner was deemed to be sophisticated with respect to an investment in the common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are an Internet service provider currently serving individuals and small businesses, primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN connectivity. As of June 30, 2000, we served approximately 1,800 subscribers, including approximately 75 complementary accounts held primarily by employees and businesses that have generated customers for us and including 27 Web hosting subscribers. Our services include dial-up Internet access, Web hosting, and other value-added services such as Web page design and Web-server co-location. Our dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.


STATEMENT OF OPERATIONS

     We derive revenue primarily from monthly subscriptions from individuals for dial-up access to the Internet. Subscription fees vary by billing plan. Under our current pricing plans, subscribers have a choice of "monthly" billing if they pay by credit card or "quarterly" billing if they pay by cash or check. Either plan gives them "unlimited access" to the Internet. For the years ended June 30, 2000 and 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20. There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on the billing plan.

     Beginning in October 1999, we instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a discount equivalent to two months of service and subscribers prepaying for two years receive a discount equivalent to three months. In the first year of this program, we have less then 0.1% of our customers prepaying for two years and less then 1% prepaying for one year.

     In addition, we earn revenue by providing Web hosting, domain registration, Web page design services, Web-server co-location, and full-time dedicated access connections to the Internet. These services have been classified as "Other revenue" in our Statements Of Operations.

     Our Web hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web hosting subscribers: $15.95 per month for "Silver," which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 on both plans. We had 27 Web hosting subscribers as of June 30, 2000.

     Domain registration involves the reservation on behalf of a customer of a Web address with an organization such as Network Solutions. This service is typically, but not always, coupled with our Web page design service. We have offered our Web page design services for $100 per page, including graphics, but also from time to time package this service with other Internet-related services at a discount. Other services available to our customers include:

   - Web-server co-location, where the customer uses our Internet T-1 access and facilities to store the customer's computer and Web page, and
   - full-time dedicated access connections to the Internet for customers who need uninterrupted Internet connection.

These additional services do not currently contribute significantly to our total revenues.

     Operating expenses generally consist of:

   - costs of revenue and cost of subscriber start-up that are primarily related to the number of subscribers;
   - overhead expenses that are associated more generally with operations; and

   - depreciation, which is related to our network equipment costs.

     Costs of revenue are recurring telecommunication costs that are primarily related to the number of subscribers and are necessary to provide service to those subscribers. Telecommunication costs include the costs associated with local telephone lines into our facilities, leased lines connecting our dial-in locations, and T-1 lines connecting our main switch to the Internet backbone. Start-up expenses for each subscriber include costs associated with our software, diskettes, and other product media, manuals, and packaging, as well as mailing costs associated with the materials provided to new subscribers. We do not defer any such subscriber start-up expenses.

     Other operating expenses are incurred in the areas of advertising, banking and credit card service fees, consulting fees, employee leasing costs, rent, other occupancy and office expenses, and other expenses. Operating expenses will increase over time as our scope of operations increases. However, we expect that such costs will be offset by anticipated increases in revenue attributable to overall subscriber growth.

     We advertise using paid newspaper, radio, and television advertisements as well as flyers and postcards mailed to potential subscribers in our service area. We have experienced some customer defection to providers of free Internet access services; however, a portion of these customers return to us in order to obtain the high level of service provided by us. Higher levels of advertising and marketing may be necessary in order for us to enter new markets or increase our subscriber base in our existing market to a size large enough to generate sufficient revenue to offset such marketing expenses. We may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth and retention of existing customers. Any such increase would have a short-term negative impact on earnings. We do not defer any start-up expenses related to entering new markets. We are planning to add subscribers by purchasing customer bases from other Internet service providers initially in the Southwest Florida area.

     We have incurred significant bank and credit card service charges due to the billing method of payment offered to our customers. During our fiscal year ended June 30, 2000, we paid a fee of approximately 1.69% of the amount of transactions being processed monthly through credit card services.

     We have used the services of an outside payroll and employee leasing company in order to keep our costs of staffing to a minimum. At the year ended June 30, 2000, we had five full time employees. These employees were in the areas of customer support and maintenance, accounting, and administration. During the year ended June 30, 2000, we did not pay a salary to our chief executive officer and chief operating officer and we paid only a nominal salary to our chief financial officer. We did, however, pay a management fee of $2,375 during the year ended June 30, 2000, to a corporation affiliated with our chief executive officer for management services. We do not anticipate paying a salary to our chief executive officer or a management fee to his affiliated corporation in fiscal year 2001. Beginning in the first quarter of fiscal year 2001, we will pay a management fee to a corporation affiliated with our chief operating officer for management services and we will pay a full salary to our chief financial officer.

     We lease approximately 2,400 square feet of office and classroom space from a corporation that is wholly owned by our largest stockholder at a below market rent. We anticipate entering into a long-term lease with the building owner which is expected to result in a rent increase. Other occupancy and office expense consists of the cost of utilities and general office supplies.

     Other expenses include costs of insurance, accounting services, dues and subscriptions, travel related to the merger, and reimbursed employee expenses.

     We expect to continue to focus on increasing our subscriber base, which will cause our operating expenses and capital expenditures to increase in addition to our revenues. There can be no assurance, however, that growth in our revenue or subscriber base will continue or that we will be able to achieve profitability or positive cash flows.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000, COMPARED TO YEAR ENDED JUNE 30, 1999

     Income. Internet service fees for the year ended June 30, 2000, were $390,840 as compared to $292,345 for the comparable year in 1999. This 33.69% increase in fees was the result of an increase in total subscribers from approximately 1,200 subscribers at June 30, 1999, to approximately 1,800 subscribers at June 30, 2000. We attribute this increase in subscribers primarily to effective use of print advertising directed toward potential dial up customers. Other revenue decreased significantly during the year ended June 30, 2000, as compared to the comparable year because we curtailed our advertising for our ancillary services, such as Web page hosting and design. We intend to grow revenue in this area by directing additional advertising to potential customers of these services.

     Cost of revenues. Cost of revenues for the year ended June 30, 2000, was $159,840 as compared to $124,549 for the comparable year ended in 1999. This increase of 28.34% was primarily due to the acquisition of additional telephone lines and leasing of new equipment connected with the increase in total subscribers. However, the cost per subscriber has actually decreased as economies of scale are realized.

     Advertising. Advertising for the year ended June 30, 2000, was $14,092 as compared to $20,969 for the comparable year ended in 1999. This decrease of 32.80% in advertising was due to a temporary hold on new advertising while our management explored different opportunities for our future which ultimately resulted in the merger with Internet Services. As a result of the decrease in advertising, other revenues, such as Web hosting and designing, decreased significantly.

     Bank and service charges. Bank and credit card service charges for the year ended June 30, 2000, were $14,967 as compared to $12,312 for the comparable year ended in 1999. This increase of 21.55% was a result of the increase in total subscribers and their use of the monthly billing system which is generally paid by credit card.

     Consulting fees. Consulting fees for the year ended June 30, 2000, were $126,500. We did not incur any consulting fees in the previous year. These fees were paid to consultants in connection with our merger with Internet Services which occurred in March 2000.

     Employee leasing costs. Employee leasing costs for the year ended June 30, 2000, were $75,904 as compared to $52,109 for the comparable year ended in 1999. This increase of 45.66% was a result of the need to hire two technical support personnel due to the 33.69% increase in our subscriber base.

     Other occupancy and office expenses. Other occupancy and office expenses for the year ended June 30, 2000, were $25,152 as compared to $18,208 for the comparable year in 1999. This 38.14% increase was primarily due to increases in utility costs which are associated with having more computer equipment needed to service our increased subscriber base.

     Other expenses. Other expenses for the year ended June 30, 2000, were $73,017 as compared to $11,648 for the comparable period in 1999. These expenses, which are more fully described in NOTE I of our audited financial statements, increased 526.87% primarily due to legal and accounting fees related to our merger and also to travel expenses related to our merger. Other expenses for the year ended June 30, 2000, included $2,375 in management fees paid to Ebner Corporation. Management fees are expected to increase in future periods because we do not anticipate that Ebner Corporation and other entities affiliated with our executive officers will provide the same level of managerial support without a more equitable contribution by us.


LIQUIDITY AND CAPITAL RESOURCES.

     In the fiscal year ended June 30, 1999, we financed our operations primarily through cash generated from operations. Due to the expenses incurred in connection with the merger during the fiscal year ended June 30, 2000, we had to finance our operations primarily through advances from our principal stockholder and his affiliated corporations and, to a lesser extent, bank borrowings.

     During the last fiscal year, we obtained two lines of credit in the amounts of $50,000 and $25,000 from two financial institutions. We are currently seeking an increase in one of our bank lines of credit so that the aggregate amount of all lines of credit would be $125,000 in order to relieve our principal stockholder of the necessity of making further advances associated with filings required from the SEC and the costs of issuing and subsequent trading of our stock. We also intend to finance our operations in the next fiscal year by selling up to 500,000 shares of common stock and by increasing the number of our subscribers to take further advantage of the economies of scale offered by a larger subscriber base.

     We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during the next fiscal year; however, we do not believe that we will be able to make the necessary financial investment in the wireless broadband system manufactured by IQ-Wireless GmbH unless we successfully complete the contemplated sale of our common stock. Although we continue to explore opportunities to acquire the subscriber base of other Internet service providers in the vicinity of our current market area, we may not be able to complete any such acquisitions without the proceeds from the contemplated sale of our common stock or an additional advance from our principal stockholder if he is willing to make such an advance at that time.


SEASONAL ASPECTS OF BUSINESS

     There is a strong seasonal influence which is associated with our location in Southwest Florida, a popular winter residence for retirees from northern states. As a consequence, during the winter months, subscriber numbers increase rapidly and, during the summer months, they decrease significantly. Beginning in 2001, we will offer our customers who are part-time Southwest Florida residents the ability to maintain their e-mail account with us and we will forward their e-mail communications to their summer residences' accounts during periods when they are not in residence in Southwest Florida. We will charge a monthly fee of $5.00 for this service. We believe that this new service will help recapture these individuals as full-paying subscribers when they return to our service area during the winter months. The extent to which this new service is successful may not be known until the end of the next fiscal year.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains forward-looking statements within the meaning of the federal securities laws with respect to our operations, industry, financial condition, and liquidity. These statements typically include words or phrases such as "believe," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," or similar expressions.

     We have based our forward-looking statements on current plans, expectations, goals, and projections, including those associated with the wireless Internet services we plan to provide, that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by our statements due to a variety of factors including:

   - we may fail to be competitive with existing and new competitors,
   - we may not retain or grow our subscriber base,
   - we may not or may not be able to adequately respond to technological developments impacting the Internet,
   - financing may not be available to us when needed,
   - our largest stockholder may reduce or eliminate his financial support,
   - a significant adverse change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted and the number of subscribers who return to our service area during the winter season may decrease thereby decreasing our potential subscriber base,
   - we may not obtain the desired frequency spectrum from the FCC which is necessary for the success of our planned wireless Internet service,
   - a significant reversal in the trend toward increased usage of the Internet may occur.

     Thus, forward-looking statements should be viewed as strategic objectives rather than absolute targets of future performance.

ITEM 7. FINANCIAL STATEMENTS.

Board of Directors and Stockholders
ISNI.net, Inc.
Punta Gorda, Florida



                          Independent Auditors' Report

We have audited the accompanying balance sheet of ISNI.net, Inc. as of June 30, 2000 and the related statements of operations, stockholder's deficit and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISNI.net, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.



                                                   /s/ Hill, Barth & King, LLC

                                                   Certified Public Accountants

Naples, Florida
July 28, 2000, except for Note J as
to which the date is August 30, 2000

                                  BALANCE SHEET
                                  -------------

                                 ISNI.NET, INC.

                                 June 30, 2000



A S S E T S
-----------
CURRENT ASSETS
  Prepaid expenses                                                                  $  18,750

PREMISES AND EQUIPMENT, NET - NOTES C AND E                                            83,131

OTHER ASSETS
  Deferred tax assets - NOTE F                                                         23,260
                                                                                    ---------
                                                                                    $ 125,141
                                                                                    =========


LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES
  Lines of credit - NOTE D                                                          $  18,821
  Bank overdraft                                                                       19,830
  Accounts payable                                                                     64,043
  Accrued liabilities                                                                   1,840
  Deferred revenue                                                                      8,997
  Due to stockholder                                                                  143,750
  Due to affiliates                                                                    15,842
  Current portion of long-term debt                                                    15,858
                                                                                    ---------
                                                      TOTAL CURRENT LIABILITIES       288,981
                                                                                    ---------


LONG-TERM DEBT, LESS CURRENT PORTION                                                   17,726

STOCKHOLDER'S DEFICIT - NOTE B
  Preferred stock, $.0001 par value, authorized
     20,000,000 shares, no shares
     issued and outstanding                                                                 0
  Common stock, $.0001 par value, authorized
     100,000,000 shares, issued and
     outstanding 26,661,000 shares                                                      2,666
  Accumulated deficit                                                                (184,232)
                                                                                    ---------
                                                    TOTAL STOCKHOLDER'S DEFICIT      (181,566)
                                                                                    ---------
                                                                                    $ 125,141
                                                                                    =========

                 See accompanying notes to financial statements

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                 ISNI.NET, INC.

                       Years ended June 30, 2000 and 1999



                                                                              2000              1999
                                                                          ------------      -----------
INCOME
------
  Internet service fees                                                   $   390,840      $   292,345
  Other revenue                                                                 4,385            9,506
                                                                          -----------      -----------

                                              TOTAL INCOME                    395,225          301,851
                                                                          -----------      -----------


OPERATING EXPENSES
------------------
  Cost of revenues                                                            159,840          124,549
  Advertising                                                                  14,092           20,969
  Bank and service charges                                                     14,967           12,312
  Consulting fees                                                             126,500                0
  Depreciation                                                                 14,600            9,564
  Employee leasing costs                                                       75,904           52,109
  Rent                                                                         10,420           10,270
  Other occupancy and office expenses - NOTE H                                 25,152           18,208
  Other expenses - NOTE I                                                      73,017           11,648
                                                                          -----------      -----------

                                  TOTAL OPERATING EXPENSES                    514,492          259,629
                                                                          -----------      -----------

                             INCOME (LOSS) FROM OPERATIONS                   (119,267)          42,222

OTHER DEDUCTION
---------------
  Interest expense                                                              4,521            1,471
                                                                          -----------      -----------
                         INCOME (LOSS) BEFORE INCOME TAXES                   (123,788)           40,751

INCOME TAXES - NOTE F                                                           2,411            8,354
---------------------                                                     -----------      -----------
                                         NET INCOME (LOSS)                $  (126,199)     $    32,397
                                                                          ===========      ===========

INCOME (LOSS) PER SHARE                                                   $         0      $         0
-----------------------                                                   ===========      ===========

WEIGHTED AVERAGE
----------------
SHARES OUTSTANDING                                                         26,217,500       24,000,000
------------------                                                        ===========      ===========

                 See accompanying notes to financial statements

                       STATEMENTS OF STOCKHOLDER'S DEFICIT
                       -----------------------------------

                                 ISNI.NET, INC.

                       Years ended June 30, 2000 and 1999


                                                  ADDITIONAL
                                         COMMON     PAID-IN    ACCUMULATED
                                         STOCK      CAPITAL      DEFICIT         TOTAL
                                         ------   ----------   -----------     ---------
BALANCE (DEFICIT)
        JUNE 30, 1998                    $2,400      $(394)     $ (86,368)     $ (84,362)
     COMPREHENSIVE INCOME:
        NET INCOME FOR JUNE 30, 1999          0          0         32,397         32,397
                                                                               ---------
     TOTAL COMPREHENSIVE INCOME                                                   32,397
                                         ------      -----      ---------      ---------
BALANCE (DEFICIT)
        JUNE 30, 1999                     2,400       (394)       (53,971)       (51,965)
     COMMON STOCK ISSUED,
        PURSUANT TO COMPANY
        ORGANIZATION                        266        394              0            660
     ADJUSTMENTS TO CONFORM YEAR
        END OF INTERNET SERVICES              0          0         (4,062)        (4,062)
     COMPREHENSIVE INCOME:
        NET LOSS FOR JUNE 30, 2000            0          0       (126,199)      (126,199)
                                                                               ---------
     TOTAL COMPREHENSIVE INCOME                                                 (126,199)
                                         ------      -----      ---------      ---------
BALANCE (DEFICIT)
        JUNE 30, 2000                    $2,666      $   0      $(184,232)     $(181,566)
                                         ======      =====      =========      =========

                 See accompanying notes to financial statements

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  ISNI.NET, INC.

                       Years ended June 30, 2000 and 1999

                                                                                 2000          1999
                                                                              ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net income (loss)                                                         $(126,199)     $ 32,397
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation                                                             14,600         9,564
        Deferred income taxes                                                     2,411         8,354
        Increase in prepaid expenses                                            (18,750)            0
        Increase in other assets                                                      0        (4,072)
        Increase in deferred revenue                                              3,340         2,990
        Increase (decrease) in accounts payable
            and other liabilities                                                52,925       (10,194)
                                                                              ---------      --------

             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (71,673)       39,039
                                                                              ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      Purchase of premises and equipment                                        (17,318)      (12,725)
                                                                              ---------      --------

                           NET CASH USED IN INVESTING ACTIVITIES                (17,318)      (12,725)
                                                                              ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Net borrowings on short-term debt                                          18,821        21,430
      Net borrowings from (repayments to) affiliates
        and stockholders                                                         52,663       (54,222)
      Principal payments on capital lease obligations                            (8,904)       (5,260)
      Bank overdraft                                                             19,830        11,625
      Net proceeds from issuance of common stock                                    660             0
                                                                              ---------      --------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 83,070       (26,427)
                                                                              ---------      --------

                                            NET DECREASE IN CASH                 (5,921)         (113)

CASH
----
    Beginning of year                                                             5,921           113
                                                                              ---------      --------

    End of year                                                               $       0      $      0
                                                                              =========      ========

SUPPLEMENTAL DISCLOSURE OF
--------------------------
CASH FLOW INFORMATION
---------------------
    Cash paid during the year for:
        Interest                                                              $   4,521      $  1,471
                                                                              =========      ========

    Capital lease obligation incurred for
      the acquisition of new equipment                                        $  32,924      $ 31,689
                                                                              =========      ========

                See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 ISNI.NET, INC.

                                  June 30, 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Nature of Business:

ISNI.net, Inc. ("ISNI" or the "Company"), formerly known as Hawkeye Corporation, was incorporated as a Delaware corporation on August 31, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. During March 2000, the Company consummated a merger with Internet Services Network, Inc. ("Internet Services") (See Note G - Merger). The remaining combined corporation acts as an internet service provider serving individuals and small businesses primarily in Charlotte County, Florida. ISNI is also a provider of web hosting services, a complement to its internet access business.

The Company offers up to 56K modem access and IDSN (Integrated Digital Service Network) connectivity. As of June 30, 2000, the Company served approximately 1,700 subscribers, including 27 web hosting subscribers. The Company's services include dial-up Internet access, web hosting, and other value-added services such as web page design and web-server co-location. The Company's dial-up internet access and web hosting are offered in various price and usage plans designed to meet the needs of its customers.

Premises and Equipment:

Premises and equipment are recorded at historical cost. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets.

Revenue Recognition:

The Company recognizes revenue when services are provided. Deferred revenue represents amounts relating to the prepayment of internet service fees. These amounts will be recognized as services are provided, typically during the following two month period.

Advertising:

The Company expenses the costs of advertising as incurred. Advertising expense for the year ended June 30, 2000 and 1999 was $14,092 and $20,969, respectively.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    -----------------------------------------

                                 ISNI.NET, INC.

                                  June 30, 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Earnings Per Share of Common Stock:

Earnings per share are based on the weighted average number of shares outstanding during the year plus, where applicable, common stock equivalents attributable to stock options and warrants.


NOTE B - CONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS
------------------------------------------------------------

Controlling Interest:

One stockholder (the "principal stockholder") owns directly and indirectly approximately 87% of the Company's outstanding stock.

Related Party Transactions:

During the year ended June 30, 2000, the Company received advances from the principal stockholder and two corporations affiliated with the principal stockholder. As of June 30, 2000, the Company owed $15,842 to the affiliated corporations and $143,750 to the principal stockholder. Both affiliated corporations are 100% owned by the principal stockholder of ISNI. The Company also owes $5,921 to an affiliated corporation for a capital lease obligation as of June 30, 2000.

The Company sub-leases office space from one of the affiliated corporations. The agreement provides for monthly rent to be paid as well as portions of all real estate taxes, utilities, insurance and maintenance of the property. The office space leased from the affiliate corporation is under a month-to-month operating lease calling for payments of $882. Rental expense charged to operations under this lease totaled $10,420 and $10,270 for the years ended June 30, 2000 and 1999, respectively.

                    -----------------------------------------

                                 ISNI.NET, INC.

                                  June 30, 2000



NOTE C - PREMISES AND EQUIPMENT
-------------------------------

Premises and equipment consists of the following as of June 30, 2000:

Leasehold improvements                                                  $ 11,396
Furniture and office equipment                                             3,593
Computer equipment and software                                           44,587
Equipment under capital lease                                             43,855
Sign                                                                         942
                                                                        --------
                                                                         104,373
Less accumulated depreciation                                             21,242
                                                                        --------
                                                                        $ 83,131
                                                                        ========

Depreciation expense for the years ended June 30, 2000 and 1999 was $14,600 and $9,564, respectively.


NOTE D - BANK LINES OF CREDIT
-----------------------------

The corporation has available $80,000 in three unsecured lines of credit payable to various banks. As of June 30, 2000, the Company had borrowed $18,821 on a demand note under one of these agreements with an interest rate of 12%. One of the notes, for $50,000, is personally guaranteed by the principal stockholder of the corporation.


NOTE E - LEASES WHERE COMPANY IS LESSEE
---------------------------------------

The Company leases certain equipment under capital lease obligations. The monthly payments total $1,586 including interest. The equipment under capital lease obligations is depreciated over its estimated useful life and consists of the following at June 30, 2000:

Computer equipment and software                                          $43,855
Less accumulated depreciation                                              6,697
                                                                         -------
                                                                         $37,158
                                                                         =======

                    -----------------------------------------

                                 ISNI.NET, INC.

                                  June 30, 2000


NOTE E - LEASES WHERE COMPANY IS LESSEE (CONTINUED)
---------------------------------------------------

Following is a summary of future minimum lease payments under capital leases, together with the present value of net minimum lease payments as of June 30, 2000:

Year Ending -
       June 30, 2001                                                          $19,437
       June 30, 2002                                                           14,016
       June 30, 2003                                                            5,732
                                                                              -------
                                             TOTAL MINIMUM LEASE PAYMENTS      39,185
       Less amount representing interest                                        5,601
                                                                              -------
                                                    PRESENT VALUE OF NET
                                                   MINIMUM LEASE PAYMENTS     $33,584
                                                                              =======

NOTE F - INCOME TAXES
---------------------

At June 30, 2000 and 1999, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will be realized in the near term.

The components of deferred tax assets and deferred tax liabilities at June 30, are as follows:

                                                                           2000
                                                                         -------
Deferred tax assets:
  Net operating loss carryforwards                                       $26,890
  Deferred revenue                                                             0
  Other                                                                        0
                                                                         -------
                                                                          26,890
Deferred tax liabilities:
  Depreciation on premises and equipment                                   3,495
  Other                                                                      135
                                                                         -------
                                                                           3,630
Deferred tax assets, net                                                 $23,260
                                                                         =======

At June 30, 2000, the Company had a tax net operating loss carryforward of approximately $89,600 beginning to expire in 2018. The provision for income taxes at June 30, 2000 and 1999 is comprised solely of deferred income taxes. The deferred tax asset component related to net operating loss carryforwards did not increase in proportion to the net loss for June 30, 2000 due to non-deductible consulting payments made as a result of the merger.

                    -----------------------------------------

                                 ISNI.NET, INC.

                                  June 30, 2000


NOTE G - MERGER
---------------

On March 22, 2000, the Company consummated an Agreement and Plan of Merger with Internet Services. The merger was accounted for as a reverse acquisition whereby Internet Services was treated as the acquirer and the Company as the acquiree, because Internet Services shareholder owned the majority of the Company as of the merger date and prior to the merger the Company was only a shell corporation having materially no assets or operations. Purchase accounting was performed on the Company based upon its fair market value at the transaction date.

The stock-for-stock transaction caused Internet Services, which was formed in 1997, to be legally merged with and into the Company, with the Company continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of Internet Services ceased. Internet Services' operations through the date of merger consisted primarily of acting as an internet service provider. Under the agreement, each outstanding share of Internet Services' common stock was converted into and exchanged for 24,000 shares of the Company's common stock. The historical financial statements of the Company, prior to the merger, were retroactively restated to be those of Internet Services. Information concerning stockholders' equity and per share data has been restated on an equivalent share basis giving effect to the difference in par value of the Company's stock with an offset to paid in capital. The accumulated deficit of Internet Services has been carried forward after the acquisition. Operations prior to the merger and earnings per share for periods prior to the merger are those of Internet Services.

Prior to the reverse acquisition, Internet Services' year ended on December 31. In recording the reverse acquisition, Internet Services' financial statements for the fiscal year ended June 30, 2000 became the Company's financial statements for the same period. Internet Services' financial statements for the years ended December 31, 1999 and 1998 are included as the Company's financial statements for the fiscal years ended June 30, 1999 and 1998, respectively. An adjustment has been made to stockholders' equity in the year ending June 30, 2000 to eliminate the effect of including Internet Services' results of operations for the six months ended December 31, 1999 in the Company's financial statements for the fiscal year ended June 30, 2000. There were no prior significant intercompany transactions between the Company and Internet Services.

                    -----------------------------------------

                                 ISNI.NET, INC.

                                  June 30, 2000


NOTE H - OTHER OCCUPANCY AND OFFICE EXPENSES
--------------------------------------------

The following amounts comprise general operating expenses for the years ended June 30:

                                                                2000        1999
                                                               -------     -------
Equipment rental                                               $   469     $ 1,172
Licenses and permits                                               453         122
Office supplies                                                 11,343       9,097
Postage and delivery                                             3,099         451
Repairs                                                          2,843       2,169
Utilities                                                        2,247       1,963
Printing                                                           858          70
Insurance                                                        3,840       3,164
                                                               -------     -------
                                                    TOTALS     $25,152     $18,208
                                                               =======     =======

NOTE I - OTHER EXPENSES
-----------------------

The following amounts comprise other expenses for the years ended June 30:

                                                                  2000         1999
                                                                 -------     -------
Automobile                                                       $   905     $   256
Commission                                                         4,602       5,774
Dues and subscriptions                                             2,279       1,786
Management fees                                                    2,375           0
Miscellaneous                                                      3,291       2,831
Legal & accounting fees                                           56,597         650
Other taxes                                                          360          26
Travel and entertainment                                           2,608         325
                                                                 -------     -------
                                                      TOTALS     $73,017     $11,648
                                                                 =======     =======

NOTE J - STOCK WARRANTS
-----------------------

The Board of Directors of the Company granted Stock Purchase Warrants. The Company issued Class A Warrants and Class B Warrants to purchase 1,325,000 shares of common stock, respectively. The warrants vested on the date of grant. Warrants may be exercised in whole or in part for $3.00 per share and $5.00 per share for A and B warrants respectively, beginning on the date of grant and expiring 3 years after the grant date. The warrant agreement further provides for redemption of the warrants by the Company at $0.01 per warrant if the price of the common stock closes above $4.50 in regard to the Class A Warrants and $7.50 in regard to the Class B Warrants for 20 consecutive trading days and providing for registration rights with respect to the warrants and underlying shares.

As of August 30, 2000, the Company entered into an agreement with the holders of the above warrants to cancel all of the warrants previously granted by the Company. No new warrants were issued to replace the ones which were cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Previously reported on Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

     The Board of Directors of the Company is set at five members. Each director serves until the next annual meeting of our stockholders and until his successor has been elected or until his prior death, resignation, or removal. Each executive officer holds office until his successor has been appointed or until his prior death, resignation, or removal. There are no family relationships among our directors and executive officers. The directors and executive officers of the Company are as follows:

NAME                      AGE    POSITION
----                      ---    --------
Werner K. Ebner           53     President, Chief Executive Officer, and Director
Dieter Maschewsky         54     Chief Operating Officer, Vice-President, and Director
Lesly Benoit, Jr.         29     Chief Financial Officer, Secretary, and Director
Dr. Reinhard Schiffel     56     Director
Jeremy Scott Joiner       35     Director

WERNER K. EBNER

     Mr. Ebner is our predecessor's founder and has served as our President, Chief Executive Officer, and a Director since the merger with our predecessor. Prior to that time, Mr. Ebner served in those same capacities with our predecessor since its formation in 1997. He is fluent in both German and English.

     In May 1973, Mr. Ebner co-founded Panatronic AG, an electronic component and integrated circuit distribution company. In 1977, under Mr. Ebner's leadership, Panatronic AG added a computer hardware division and began distributing mainframe computers, personal computers, and PC components. By 1997, Panatronic AG had over 60 employees and revenues in excess of $50 million. Panatronic AG was sold to a publicly traded company in 1997. In 1984, Mr. Ebner established Panatronic Far-East, a computer manufacturing facility in Taiwan that supplied personal computers to Panatronic AG and other vendors for distribution in Europe and Asia.

     In 1995, Mr. Ebner founded Ebner Corporation, an import/export computer wholesaler. In 1997, Mr. Ebner founded our predecessor, Internet Services Network, Inc. as a local Internet service provider for Southwest Florida.

Dieter Maschewsky

     Mr. Maschewsky has served as our Chief Operating Officer, Vice-President, and a Director since the merger in March 2000. In 1977, Mr. Maschewsky earned his Masters Degree in Science at the University of Clausthal-Zellerfeld in Germany. He is fluent in German and English, and speaks Italian and Russian.

     In the course of his career, Mr. Maschewsky has served in engineering and consulting capacities for multinational and national corporations and telecommunications companies in the United Kingdom, Europe, Asia, and Africa. From 1994 to 1995, he worked as a consultant to Christiani & Nielsen plc, in Bangkok, Thailand, where he was responsible for certain aspects of the formation, registration, and capitalization of a new subsidiary company, Christiani & Nielsen AG, in Berlin. In 1995, he began to focus on the telecommunications industry and participated in the planning and execution of medium scale wire-line and wireless communication projects.

     Mr. Maschewsky currently is a director of 3D Communications Ltd., a company engaged in wireline and wireless communications in Cairo, Egypt. He also is a director of Telecell Inc. and Telecell International Inc., which are engaged in telecommunication consulting services and wireless local loop systems design and engineering. He is a consultant to IQ-Wireless GmbH in Berlin, Germany, a company developing state-of-the-art wireless communication systems, and a director in Wireless Internet Access Corporation, IQW's United

States subsidiary. IQW is the manufacturer of the IAP Wireless Broadband Internet System which we anticipate using for our future wireless Internet services.

J. Lesly Benoit, Jr.

     Mr. Benoit has served as our Chief Financial Officer, Secretary, and a Director since the merger with our predecessor. He joined Ebner Corporation as a manager in 1998. He was promoted in 1999 to Controller of Ebner Corporation and also was appointed Controller of our predecessor and Computer Center Corp., all companies wholly-owned by Mr. Ebner at that time. In February 2000, Mr. Benoit was promoted to Director of Finance and Chief Financial Officer of our predecessor corporation. While Mr. Benoit devotes the majority of his time to our business, he also provides administrative services to Ebner Corporation and Computer Center Corp. He is fluent in English, French, and Spanish.

     From January 1996 to August 1997, Mr. Benoit was an accounting clerk/bookkeeper at PLD International, a Florida-based fragrance wholesaler, and from September 1997 to June of 1998 was General Manager of a social club in North Carolina.

Prof. Dr. Reinhard Schiffel

     Dr. Schiffel has served as one of our Directors since the merger with our predecessor. Since January 2000, Dr. Schiffel has served as Chief Executive Officer of IQ-Wireless GmbH, a German corporation, which developed and manufactures the IAP Wireless Broadband System. The Wireless Broadband System is designed to provide a state of the art wireless communications solution to rural as well as urban areas. This system is an integral part of our international growth strategy. Dr. Schiffel graduated from the Technical University of Dresden, Germany, with a Dr.sc.techn. Dr. Schiffel is fluent in German and Russian and speaks English.

     From 1995 to 1999, Dr. Schiffel was the Head of Research and Development at Jenoptik Communications GmbH, a German company, which was manufacturing wireless local loop systems and other wireless telecommunication products.

Jeremy Scott Joiner

     Mr. Joiner has served as our director since August 2000. Mr. Joiner is a Certified Public Accountant and shareholder of the accounting firm of Loricco, Williams, Crosland and Joiner, CPA, P.A. Mr. Joiner's current accounting practice involves consulting, audits, tax compliance, research and planning, and write-up services. Mr. Joiner has been in public accounting since 1986. He was previously with Price Waterhouse; Webb, McQueen and Co.; and Arthur Young.

     Mr. Joiner received a Bachelor of Science in Accounting degree, with honors, from Oral Roberts University and also has received a Masters degree in Accounting from the University of Florida.


OTHER MANAGEMENT INFORMATION

     Our Board of Directors met once from the time of our incorporation in 1999. As of the date of this report, we do not have any committees of the Board of Directors. Our Board of Directors intends to authorize the formation of an Audit Committee and a Compensation Committee after our next annual meeting of stockholders.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who are beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by them. Based on our review of the Section 16(a) reports received by us, we believe that, during the fiscal year ended June 30, 2000:

   - None of our officers or directors, namely Gilbert H. Davis and Erik S. Nelson, filed any Section 16(a) reports;

   - Messrs. Ebner, Benoit, Maschewsky, and Schiffel filed their Form 3s three months late; however, at the time the filings were due, only Mr. Ebner owned any of our stock; and
   - Messrs. Ebner, Benoit, and Maschewsky filed their Form 4s two months late to report the gift by Mr. Ebner of 250,000 shares to each of Messrs. Benoit and Maschewsky as well as the gift of additional shares of stock to other employees of our company.


ITEM 10. EXECUTIVE COMPENSATION.

     The table below gives information regarding all annual, long-term, and other compensation paid by us or our predecessor to our Chief Executive Officer for fiscal years ended June 30, 2000, 1999, and 1998. There are no executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during any of the years indicated below. The individual listed below in this table is referred to elsewhere in this report as the "named executive officer."

                                           ANNUAL COMPENSATION
                                           -------------------
                                                                     ALL OTHER
                                            SALARY      BONUS      COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR        ($)        ($)            ($)
---------------------------       ----      ------      -----      ------------
Werner K. Ebner,                   2000       $0         $0             $0
President and                      1999       $0         $0             $0
Chief Executive Officer            1998       $0         $0             $0

     We do not have employment agreements with any of our officers or employees. No stock options were granted during the fiscal year ended June 30, 2000, to the named executive officer or any other officer or employee.


COMPENSATION OF DIRECTORS

     Our Directors receive no cash or other compensation for their services on the Board of Directors. In 2000, however, Mr. Ebner gifted 250,000 shares of his Common Stock to each of Messrs. Benoit and Maschewsky and 10,000 shares of Common Stock to each of Messrs. Schiffel and Joiner. Although we intend to compensate our Directors in the future, we do not currently have a plan to do so. It is contemplated that any such compensation will involve stock and may have a cash component. We also intend to reimburse Directors for out-of-pocket expenses for attending Board Meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides information regarding the beneficial ownership of our common stock as of August 15, 2000 by:

   - each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
   - each director;
   - the named executive officer; and
   - all directors and executive officers as a group.

     We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned.

                                                         SHARES BENEFICIALLY OWNED
                                                       ----------------------------
NAME OF BENEFICIAL OWNER(1)                              NUMBER             PERCENT
                                                       ----------           -------
Werner K. Ebner ...............................        23,208,000(2)         87.05%
Lesly Benoit, Jr ..............................           250,000              .94
Dieter Maschewsky .............................           250,000              .94
Reinhard Schiffel .............................            10,000              .04
Jeremy Scott Joiner ...........................            10,000              .04
All directors and executive officers
   as a group (5 persons) .....................        23,728,000(2)         89.00%

----------
(1) The address for each of the persons named above is c/o ISNI.net, Inc., 204 East McKenzie Street, Unit D, Punta Gorda, Florida 33950.

(2) Includes 100,000 shares of common stock owned by Mr. Ebner's spouse and 100,000 shares of common stock held by Mr. Ebner's minor children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended June 30, 2000, we received interest-free advances from our principal stockholder, Werner K. Ebner, as well as from Computer Center Corp. and Ebner Corporation, both of which are wholly owned by Mr. Ebner. As of June 30, 2000, we owed $16,498 to Ebner Corporation for management services and advances for operating expenses, and $143,750 to Mr. Ebner for consulting fees related to our merger and for a portion of the accounting and attorney fees related to registering our shares of common stock. We also owe $5,921 to Ebner Corporation for a capital lease obligation as of June 30, 2000. This lease is for a piece of equipment which contains the modems necessary for our customers to dial in to the Internet. We also paid a management fee of $2,375 during the year ended June 30, 2000, to Ebner Corporation for management services.

     We also sub-lease office space from Ebner Corporation. Our month-to-month agreement provides for monthly rent of $882, as well as a pro rata share of all real estate taxes, utilities, insurance, and maintenance of the property. Rental expense charged to operations under this lease totaled $10,420 and $10,270 for the years ended June 30, 2000 and 1999, respectively.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          (1) The following financial statements are included in this report under Item 7:

               Independent Auditors' Report.

               Balance Sheet as of June 30, 2000.

               Statements of Operations for the years ended June 30, 2000 and 1999.

               Statements of Stockholders' Deficit for the years ended June 30, 2000 and 1999.

               Statements of Cash Flows for the years ended June 30, 2000 and 1999.

               Notes to the Financial Statements.

          (2) Exhibits:

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

 3(i)       Amended and Restated Certificates of Incorporation of the Registrant

 3(ii)      By-Laws of the Registrant

 4 Instruments defining the rights of holders. Reference is made to Articles Five, Six, Seven, Eight, Nine, Ten, Eleven, Twelve, and Thirteen of the Amended and Restated Certificate of Incorporation as incorporated by reference above.

27          Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ISNI.NET, INC.


Date: September 5, 2000                 By: /s/ Werner K. Ebner
                                            ------------------------------------
                                                Werner K. Ebner, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Name                           Title                           Date
----                           -----                           ----

/s/ Werner K. Ebner            President, Chief Executive      September 5, 2000
--------------------------     Officer and Director
Werner K. Ebner


/s/ Dieter Maschewsky          Chief Operating Officer,        September 5, 2000
--------------------------     Vice-President and Director
Dieter Maschewsky


/s/ J. Lesly Benoit, Jr.       Chief Financial Officer,        September 5, 2000
--------------------------     Secretary and Director
J. Lesly Benoit, Jr.


/s/ Reinhard Schiffel          Director                        September 5, 2000
--------------------------
Reinhard Schiffel


/s/ Jeremy Scott Joiner        Director                        September 5, 2000
--------------------------
Jeremy Scott Joiner