Form 10QSB
period 2000-09-30
INTERNET SERVICE NETWORK INC
filed 2000-11-14
CIK 1098846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000
                                       OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from ________ to ________

Commission file number 0-28065


                                 ISNI.NET, INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                       58-2489419
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       identification no.)

                        204 EAST MCKENZIE STREET, UNIT D
                           PUNTA GORDA, FLORIDA 33950
                    (Address of principal executive offices)

                                  (941)575-7878
                            Issuer's telephone number





As of September 30, 2000, there were 26,661,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                 ISNI.NET, INC.

                                Table of Contents
                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Balance Sheet as of September 30, 2000 (unaudited)
                  and June 30, 2000 (audited)                                 3

         Statements of Operations for the three-months
                  ended September 30, 2000 and 1999 (unaudited)               4


         Statements of Cash Flows for the three-months
                  ended September 30, 2000 and 1999 (unaudited)               5

         Notes to Financial Statements (unaudited)                            6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    7

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   13

         (a)   Exhibits
         (b)   Reports on Form 8-K

Signatures                                                                   14

PART I.    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 ISNI.NET, INC.
                                  BALANCE SHEET

                                                        SEPTEMBER 30, 2000 JUNE 30, 2000
ASSETS                                                      (UNAUDITED)      (AUDITED)
                                                             ---------       ---------
Cash                                                         $   3,461       $       0
Prepaid expenses                                                15,750          18,750
Deferred offering costs                                         42,247               0
                                                             ---------       ---------
                  Total current assets                          61,458          18,750

Premises and equipment, net                                     84,488          83,131

Deferred tax assets                                             28,100          23,260
                                                             ---------       ---------

         Total assets                                        $ 174,046       $ 125,141
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit                                               $  69,587       $  18,821
Bank overdraft                                                       0          19,830
Accounts payable                                                79,810          64,043
Accrued liabilities                                              2,785           1,840
Deferred revenue                                                13,033           8,997
Due to shareholder                                             153,200         143,750
Due to affiliates                                               23,343          15,842
Current portion of long-term debt                               11,593          15,858
                                                             ---------       ---------
                  Total current liabilities                    353,351         288,981

Long-term debt less current portion due within one year         14,231          17,726

Shareholders' equity:
    Preferred stock, par value
        $.0001 per share, 20,000,000
        shares authorized; no shares
        issued and outstanding                                       0               0

    Common stock, par value $.0001 per share,
        100,000,000 shares authorized;
        26,661,000 shares issued and outstanding                 2,666           2,666
    Additional paid-in capital                                       0               0
    Accumulated deficit                                       (196,202)       (184,232)
    Unrealized loss on securities available for sale                 0               0
                                                             ---------       ---------
                  Total shareholders' equity                  (193,536)       (181,566)
                                                             ---------       ---------

         Total liabilities and shareholders' equity          $ 174,046       $ 125,141
                                                             =========       =========

See accompanying notes to financial statements.

                                 ISNI.NET, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                     2000               1999
                                                  ------------       ------------
INCOME
     Internet service fees                       $    111,395       $     77,954
     Other revenue                                         48              4,045
                                                 ------------       ------------

Total revenue                                         111,443             81,999
                                                 ------------       ------------

OPERATING EXPENSES
     Cost of revenues                                  37,043             26,552
     Advertising                                        1,127              6,901
     Bank and service charges                           3,214              2,671
     Consulting fees                                    6,138                  0
     Depreciation                                       5,469              5,000
     Employee leasing costs                               488             13,606
     Employee salaries                                 26,310                  0
     Rent                                               2,647              2,546
     Other occupancy and office expenses               17,444              4,959
     Other expenses                                    26,366              8,335
                                                 ------------       ------------

Total operating expenses                              126,246             70,570
                                                 ------------       ------------

Income (loss) from operations                         (14,803)            11,429
                                                 ------------       ------------

OTHER DEDUCTIONS
     Interest expense                                   2,007                  0
                                                 ------------       ------------

Income (loss) before taxes                            (16,810)            11,429
                                                 ------------       ------------

INCOME TAXES (CREDIT)                                  (4,840)                 0
                                                 ------------       ------------

Net income                                       $    (11,970)      $     11,429
                                                 ============       ============

INCOME (LOSS) PER SHARES                         $          0       $          0
                                                 ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                26,661,000         24,844,022
                                                 ============       ============

See accompanying notes to financial statements.

                                 ISNI.NET, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------
                                                                 2000             1999
                                                                --------       --------

Cash flows from operating activities:
     Net income (loss)                                          $(11,970)      $ 11,429
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                              5,469          5,000
         Deferred income taxes                                    (4,840)             0
         Decrease in prepaid expenses                              3,000              0
         Increase in other assets                                (42,247)             0
         Increase (decrease) in accounts payable
            and other liabilities                                    918         (3,821)
                                                                --------       --------

     Total adjustments                                           (37,700)         1,180
                                                                --------       --------

Net cash provided by (used in) operating activities              (49,670)        12,608
                                                                --------       --------

Cash flow from investing activities:
     Purchase of premises and equipment                           (6,826)             0
                                                                --------       --------
Net cash used in investing activities                             (6,826)             0
                                                                --------       --------

Cash flow from financing activities:
     Net borrowings on short-term debt                            50,766              0
     Net borrowings from (repayments to) affiliates and
       stockholders                                               16,951        (18,424)
     Principal payments on capital lease obligations              (7,760)             0
     Proceeds from issuance of common stock and additional
       paid in capital                                                 0            660
                                                                --------       --------
Net cash provided by (used in) financing activities               59,957        (17,764)
                                                                --------       --------

Increase (Decrease) in cash and cash equivalents                   3,461         (5,156)

Cash and cash equivalents, beginning of period                         0          5,922
                                                                --------       --------

Cash and cash equivalents, end of period                        $  3,461       $    766
                                                                ========       ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $  2,007       $      0
                                                                ========       ========

     Capital lease obligation incurred for the
       acquisition of new equipment                             $ 30,923       $ 10,931
                                                                ========       ========

See accompanying notes to financial statements.

                                 ISNI.NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws with respect to our operations, industry, financial condition, and liquidity. These statements typically include words or phrases such as " believe," ""will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," or similar expressions.

         We have based our forward-looking statements on current plans, expectations, goals, and projections that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by our statements due to a variety of factors including:

         - we may fail to be competitive with existing and new competitors,

         -        we may not retain or grow our subscriber base,

         - we may or may not be able to adequately respond to technological developments impacting the Internet,

         -        financing may not be available to us when needed,

         - our largest shareholder may reduce or eliminate his financial support,

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

THUS, FORWARD-LOOKING STATEMENTS SHOULD BE VIEWED AS STRATEGIC OBJECTIVES RATHER THAN ABSOLUTE TARGETS OF FUTURE PERFORMANCE.


OVERVIEW

         We are an Internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of September 30, 2000, we served approximately 1,950 subscribers, including approximately 75 complementary accounts held primarily by employees and businesses that have generated customers for us and including 24 Web hosting subscribers. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

STATEMENT OF OPERATIONS

         We derive revenue primarily from monthly subscriptions from individuals for dial-up access to the Internet. Subscription fees vary by billing plan. Under our current pricing plans, subscribers have a choice of "monthly" billing if they pay by credit card or "quarterly" billing if they pay by cash or check. Either plan gives them "unlimited access" to the internet. For the three months ended September 30, 2000 and 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20. There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on the billing plan.

         Beginning in October 1999, we instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a discount equivalent to two months of service and subscribers prepaying for two years receive a discount equivalent to three months. In the first year of this program, we had less then 0.1% of our customers prepaying for two years and less then 1% prepaying for one year.

         In addition, we earn a small portion of our revenue by providing Web hosting, domain registration, Web page design services, Web-server co-location, and full-time dedicated access connections to the Internet. These services have been classified as "Other revenue" on our Statements of Operations.

         Our Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web hosting subscribers: $15.95 per month for "Silver," which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 for both plans. We had 24 Web hosting subscribers as of September 30, 2000.

         Domain registration involves the reservation on behalf of a customer of a Web address with a organization such as Network Solutions. This service is typically, but not always, coupled with our Web page design service. We have offered our Web page design services for $100 per page, including graphics, but also from time to time package this service with other Internet-related services at a discount. Other services available to our customers include (a) Web-server co-location, where the customer uses our Internet T-1 access and facilities to store the customer's computer and Web page, and (b) full-time dedicated access connections to the Internet for customers who need uninterrupted Internet connection. These additional services do not currently contribute significantly to our total revenues.

         Operating Expenses generally consist of (a) costs of revenue and cost of subscriber start-up that are primarily related to the number of subscribers;
(b) overhead expenses that are associated more generally with operations; and
(c) depreciation, which is related to our network equipment costs.

         Costs of revenue are recurring telecommunication costs that are primarily related to the number of subscribers and are necessary to provide service to those subscribers. Telecommunication costs include the costs associated with local telephone lines into our facilities, leased lines connecting our dial-in locations, and T-1 lines connecting our main switch to the Internet backbone. Start-up expenses for each subscriber include our software, cost of diskettes and other product media, manuals, and packaging, as well as mailing costs associated with the materials provided to new subscribers. We do not defer any such subscriber start-up expenses.

         Other operating expenses are incurred in the areas of advertising, banking and credit card service fees, consulting fees, employee leasing costs, employee salaries, rent, other occupancy and office expenses, and other expenses. Operating expenses will increase over time as our scope of operations increases. However, we expect that such costs will be offset by anticipated increases in revenue attributable to overall subscriber growth.

         We advertise using paid newspaper, radio, and television advertisements as well as flyers and postcards mailed to potential subscribers in our service area. We have experienced some customer defection to providers of free internet services; however, a portion of these customers return to us in order to obtain the high level of service provided by us. Higher levels of advertising and marketing may be necessary in order for us to enter new markets or increase our subscriber base in our existing market to a size large enough to generate sufficient revenue to offset such marketing expenses. We may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth and retention of existing customers. Any such increase would have a short-term negative impact on earnings. We do not defer any start-up expenses related to entering new markets.

         We are planning to add subscribers by purchasing customer bases from other Internet service providers initially in the Southwest Florida area.

         We have incurred significant credit card service charges due to the billing method of payment offered to our customers. At the quarter ended September 30, 2000, we were paying a fee of approximately 1.69% of the amount of transactions being processed monthly through credit card services.

         We have used the services of an outside payroll and employee leasing company in the past in order to keep our costs of staffing to a minimum. Commencing in July of 2000, we are no longer leasing the employees, but we are still using the services of a payroll company. At the quarter ended September 30, 2000, we had five full time employees and one part-time employee. These employees were in the areas of customer support and maintenance, accounting, and administration.

         We lease approximately 2,500 square feet of office and classroom space from a corporation that is wholly owned by our largest shareholder at a below market rent. We anticipate entering into a long-term lease with the building owner which is expected to result in a rent increase. Other occupancy and office expenses consist of the cost of utilities and general office supplies.


         Other expenses include costs of insurance, accounting services, dues and subscriptions, travel related to the education and training of employees, and reimbursed employee expenses.

         We expect to continue to focus on increasing its subscriber base, which will cause our operating expenses and capital expenditures to increase in addition to our revenues. There can be no assurance, however, that growth in our revenue or subscriber base will continue or that we will be able to achieve profitability or positive cash flows.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Income. Internet service fees for the three months ended September 30, 2000, were $111,395, as compared to $77,954 for the comparable quarter in 1999. This increase of 30% was the result of an increase in total subscribers from approximately 1,500 subscribers at September 30, 1999, to approximately 1,900 subscribers at September 30, 2000. This increase in subscribers is due primarily to print advertising directed toward potential dial up customers. Other revenue decreased from $4,045 to $48 during the three months ended September 30, 2000, as compared to the comparable quarter in 1999 because we curtailed adverting for our ancillary services such as Web page hosting and design. We intend to grow revenue in this area by directing additional advertising to potential customers of these services commencing in January 2001.

         Cost of revenues. Cost of revenues for the three months ended September 30, 2000, was $37,043, as compared to $26,552 for the comparable quarter in 1999. This increase of 28% was mainly due to the acquisition of additional phone lines and leasing of new equipment connected with the increase in total subscribers. However, the cost per subscriber has actually decreased as economies of scale are realized.

         Advertising. Advertising for the three months ended September 30, 2000, was $1,127, as compared to $6,901 for the comparable quarter in 1999. This decrease in advertising was due to a temporary hold on new advertising during the summer months, traditionally a slow period due to the fact that many of our subscribers reside out of state during this period. As a result of the decreased advertising, Other revenues such as Web hosting and designing also had decreased significantly.

         Bank and service charges. Bank and service charges for the three months ended September 30, 2000, were $3,214, as compared to $2,671 for the comparable quarter in 1999. This increase of 17% was a result of the increase in our total subscribers, most of whom pay us monthly using credit cards.

         Consulting fees. Consulting fees for the three months ended September 30, 2000, were $6,138. We did not pay any consulting fees in the comparable quarter of 1999. Consulting fees paid in the most recent quarter were paid to a corporation affiliated with our chief operating officer for management services.

         Employee leasing costs. Employee leasing costs for the three months ended September 30, 2000, were $488, as compared to $13,606 for the comparable quarter in 1999. This significant decrease was a result of the employment of our employees directly rather than through a leasing company.

         Employee salaries. Employee salaries for the three months ended September 30, 2000, were $26,310. This represents a significant increase from the cost of leasing our employees as we had in the past primarily because we have two additional technical support and accounting employees from the year ago period. In addition, we paid only a nominal salary to our chief financial officer during the quarter ended September 30, 1999. The most recent quarter reflects payment of this officer's full salary.

         Rent expenses. Rent expenses for the three months ended September 30, 2000, were $2,647, as compared to $2,546 for the comparable quarter in 1999. We lease approximately 2,500 square feet of office and classroom space, which increases 4% every year.

         Other occupancy and office expenses. Other occupancy and office expenses for the three months ended September 30, 2000, were $17,444, as compared to $4,959 for the comparable quarter in 1999. Other occupancy and office expenses increased 72% primarily due to employee education and training, automobile lease and other automobile-related expenses, financial printer costs relating to our SEC filings, and health insurance expenses.

         Other expenses. Other expenses for the three months ended September 30, 2000, were $26,366 as compared to $8,335 for the comparable quarter in 1999. This increase of 68% is due primarily to accounting and legal services expenses relating primarily to our SEC filings and organizational matters as a new public company. We did not have accounting and legal services cost in the previous year when we were a private company.


LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended September 30, 1999, we financed our operations primarily through cash generated from operations. Due to the expenses incurred in connection with the merger of Internet Services, Inc. in March 2000 and ongoing legal and accounting expenses incurred in connection with filings required by the SEC, we had to finance our operations primarily through advances from our principal stockholder and his affiliated corporations and, to a lesser extent, bank borrowings.

         We currently have two lines of credit in the amounts of $50,000 and $25,000 from two financial institutions. We are currently seeking an increase in one of our bank lines of credit so that the aggregate amount of all lines of credit would be $250,000 in order to relieve our principal stockholder of the necessity of making further advances associated with our SEC filings. We also intend to finance our operations in the next fiscal year by increasing the number of our subscribers to take further advantage of the economies of scale offered by a larger subscriber base and by selling up to 500,000 shares of common stock to the public. To that end, we have filed a registration statement on Form SB-2 to the SEC on September 8, 2000, which can be viewed at: http://www.freeedgar.com. As of November 13, 2000, this registration statement has not been declared effective.

         We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during our current fiscal year.

         We also hope to make a significant investment in a wireless broadband system manufactured by IQ-Wireless GmbH during fiscal 2001; however, we do not believe that we will be able to make the necessary financial investment in this system unless we successfully complete the contemplated sale of our common stock. Additional information about this broadband system is found in our Annual Report on Form 10-KSB.

         From time to time, we engage in discussions involving potential acquisitions of other Internet service providers in or around the Southwest Florida area. If we are able to successfully negotiate agreements to acquire one or more Internet service providers, we may need to raise additional debt or equity capital to finance such acquisitions. There is no assurance that we will be able to successfully complete any such acquisition transaction. Any significant acquisition could materially affect our operating and financial expectations and results, liquidity, and capital resources.


                          SEASONAL ASPECTS OF BUSINESS

         There is a strong seasonal influence which is associated with our location in Southwest Florida, a popular winter holiday destination for retirees of northern States. As a consequence, during the winter months, subscriber numbers increase rapidly and, during the summer months, they decrease significantly. We offer our customers who are part-time Southwest Florida residents the ability to maintain their e-mail account with us and forward their e-mails to their summer residences' accounts during periods when they are not in residence in Southwest Florida. We charge a monthly fee of $5.00 for this service. We believe that this new service will help to recapture these individuals as full-paying subscribers when they return to our service area during the winter months.

PART II.  OTHER INFORMATION

         In accordance with the instructions to Part II, the other specified items in this Part have been omitted because they are not applicable or the information has been previously reported.



ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27        Financial Data Schedule.


(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ISNI.NET, INC.
                                  (Registrant)



Date:  November 10, 2000            /s/ Lesly Benoit
                                    -----------------------------------
                                    Lesly Benoit, Chief Financial Officer
                                    (Principal Financial Officer)