Form 10QSB
period 2000-12-31
ISNI NET INC
filed 2001-02-20
CIK 1098846

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2000

[ ]    Transaction report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _______________ to ______________

       Commission file number 0-28065

                                 ISNI.NET, INC.
                             -----------------------
                             Full Name of Registrant

            DELAWARE                                            56-2489419
 ------------------------------                             -------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)


           204 EAST MCKENZIE STREET, UNIT D PUNTA GORDA, FLORIDA 33950
           -----------------------------------------------------------
                     Address of Principal Executive Offices

                                 (941) 575-7878


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

As of February 20, 2001 there were 26,661,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format
Yes [ ]      No [ ]

                                TABLE OF CONTENTS

PART I   .........................................................................................................2
         FINANCIAL INFORMATION....................................................................................2
                  Item 1.           Financial Statements..........................................................2
                  Item 2.           Management's Discussion and Analysis or Plan of Operation.....................7

PART II  .........................................................................................................13
         OTHER INFORMATION........................................................................................13
                  Item 5.           Other Information.............................................................13
                  Item 6.           Exhibits and Reports on Form 8-K..............................................13

SIGNATURES........................................................................................................13


PART I
FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 ISNI.net, INC.
                                 BALANCE SHEETS




                                                                 December 31, 2000    June 30, 2000
                                                                    (unaudited)         (audited)
                                                                 -----------------    -------------
ASSETS

Cash                                                                $      --           $      --
Prepaid expenses                                                       12,750              18,750
Deferred offering costs                                                97,983                  --
                                                                    ---------           ---------

                Total Current Assets                                  110,733              18,750


Premises and equipment, net                                            79,475              83,131
                                                                    ---------           ---------


                Total assets                                        $ 190,208           $ 101,881
                                                                    =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Lines of credit                                                     $  78,241           $  18,821
Bank overdraft                                                            360              19,830
Accounts payable                                                      136,132              64,043
Accrued liabilities                                                     2,785               1,840
Deferred revenue                                                       13,777               8,997
Due to stockholder                                                    153,200             143,750
Due to affiliates                                                      23,343              15,842
Current portion of long-term debt                                       8,976              15,858
                                                                    ---------           ---------
                Total current liabilities                             416,814             288,981

Long-term debt less current portion
due within one year                                                    14,144              17,726

Shareholders' equity:
  Preferred stock, par value $.0001 per share,
     20,000,000 shares authorized; no shares
     issued and outstanding                                                 0                   0
  Common stock, par value $.0001 per share,
     100,000,000 shares authorized; 26,661,000 shares
     issued and outstanding                                             2,666               2,666
  Additional paid-in capital                                          145,988             122,580
  Accumulated deficit                                                (389,404)           (330,072)
                                                                    ---------           ---------

                Total shareholders' equity                           (240,750)           (204,826)
                                                                    ---------           ---------

                Total liabilities and shareholders' equity          $ 190,208           $ 101,881
                                                                    =========           =========



See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Six months ended December 31
                                                   -----------------------------------
                                                       2000                   1999
                                                   ------------           ------------
INCOME
      Internet service fees                        $    248,966           $    164,061
      Other revenue                                         889                  4,055
                                                   ------------           ------------

Total revenue                                           249,855                168,116
                                                   ------------           ------------

OPERATING EXPENSES
      Cost of revenues                                   77,353                 77,942
      Advertising                                         1,682                  8,902
      Bank and service charges                            6,331                  5,626
      Consulting fees                                    35,889                 13,000
      Depreciation                                       10,958                  4,782
      Employee leasing costs                                488                 28,160
      Wages                                              59,342                      0
      Rent                                                9,264                  9,264
      Other occupancy and office expenses                31,484                  7,218
      Other expenses                                     63,368                  7,271
                                                   ------------           ------------

Total operating expenses                                296,159                162,165
                                                   ------------           ------------

Income (loss) from operations                           (46,304)                 5,951
                                                   ------------           ------------

OTHER DEDUCTIONS
      Interest expense                                   13,028                  4,730
                                                   ------------           ------------

Income (loss) before taxes                              (59,332)                 1,221
                                                   ------------           ------------

INCOME TAXES (CREDIT)                                         0                      0
                                                   ------------           ------------

Net income (loss)                                  $    (59,332)          $      1,221
                                                   ============           ============

INCOME (LOSS) PER SHARE                            $         --           $         --
                                                   ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  26,661,000             25,747,011
                                                   ============           ============



See accompanying notes to financial statements

                                 ISNI.net, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     Three months ended December 31
                                                   -----------------------------------
                                                       2000                   1999
                                                   ------------           ------------
INCOME
      Internet service fees                        $    137,571           $     86,107
      Other revenue                                         841                     10
                                                   ------------           ------------

Total revenue                                           138,412                 86,117
                                                   ------------           ------------

OPERATING EXPENSES
      Cost of revenues                                   40,310                 51,390
      Advertising                                           555                  2,001
      Bank and service charges                            3,117                  2,955
      Consulting fees                                    18,639                  6,500
      Depreciation                                        5,489                  2,391
      Employee leasing costs                                  0                 14,554
      Wages                                              33,032                      0
      Rent                                                4,632                  4,560
      Other occupancy and office expenses                14,040                  2,259
      Other expenses                                     37,002                  3,071
                                                   ------------           ------------

Total operating expenses                                156,816                 89,681
                                                   ------------           ------------

Loss from operations                                    (18,404)                (3,564)
                                                   ------------           ------------

OTHER DEDUCTIONS
      Interest expense                                    6,888                  2,387
                                                   ------------           ------------

Loss before taxes                                       (25,292)                (5,951)
                                                   ------------           ------------

INCOME TAXES (CREDIT)                                         0                      0
                                                   ------------           ------------

Net loss                                           $    (25,292)          $     (5,951)
                                                   ============           ============

INCOME (LOSS) PER SHARE                            $         --           $         --
                                                   ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  26,661,000             26,650,000
                                                   ============           ============






See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Six months ended December 31,
                                                              -----------------------------
                                                                 2000               1999
                                                               --------           --------
Cash flows from operating activities:
      Net income (loss)                                        $(59,332)          $  1,221
      Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
          Depreciation                                           10,958              4,782
          Payments made by principal stockholder
             on company's behalf                                 23,408             18,791
          Decrease (increase) in prepaid expenses                 6,000               (443)
          Decrease (increase) in other assets                   (97,983)            (4,100)
          Increase (decrease) in accounts payable
             and other liabilities                               77,814             (6,676)
                                                               --------           --------

      Total adjustments                                          20,197             12,354
                                                               --------           --------

Net cash provided by (used in) operating activities             (39,135)            13,575
                                                               --------           --------

Cash flow from investing activities:
      Purchase of premises and equipment                         (7,302)            (7,577)
                                                               --------           --------
Net cash used in investing activities                            (7,302)            (7,577)
                                                               --------           --------

Cash flow from financing activities:
      Net borrowings on short-term debt                          59,420             21,430
      Net borrowings (payments) from affiliates
          and stockholders                                       16,951            (40,237)
      Principal payments on capital lease obligations           (10,464)            (5,260)
      Bank overdraft                                            (19,470)            11,625
      Net proceeds from issuance of common stock                      0                660
                                                               --------           --------
Net cash provided by financing activities                        46,437            (11,782)
                                                               --------           --------

Decrease in cash and cash equivalents                                 0             (5,784)

Cash and cash equivalents, beginning of period                        0              5,922
                                                               --------           --------

Cash and cash equivalents, end of period                       $      0           $    138
                                                               ========           ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                 $  4,702           $  1,471
                                                               ========           ========

      Capital lease obligation incurred for
          the acquisition of new equipment                     $      0           $ 20,758
                                                               ========           ========







See accompanying notes to financial statements

                         INTERNET SERVICE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2000


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to From 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three and six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth in this document. We include the following cautionary statement in this Form 10Q-SB for any forward-looking cautionary statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

OUR BUSINESS

         We are an internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of December 31, 2000, we served approximately 2,430 subscribers, including approximately 30 complementary accounts primarily held by employees and businesses that have generated customers for us and including 36 Web hosting subscribers. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

STATEMENT OF OPERATIONS

         We derive revenue primarily from monthly subscriptions from individuals for dial-up access to the Internet. Subscription fees vary by monthly billing plan. Under our current pricing plans, subscribers have a choice of "monthly" billing if they pay by credit card or "quarterly" billing if they pay by cash or check. Either plan gives them "unlimited access" to the internet.

For the six and three months ended December 31, 2000 and 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20. There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on their billing plan.

         Beginning in October 1999, we instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a discount equivalent to two months of service and subscribers prepaying for two years receive a discount equivalent to three months. In the first year of this program, we had less than 0.1% of our customers prepaying for two years and less than 1% prepaying for one year.

         In addition, we earn a small portion of our revenue by providing Web hosting, domain registration, Web Page design services, Web-server co-location and full-time dedicated access connections to the Internet. These services have been classified as "Other revenue" on our Statements of Operations.

         Our Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web-hosting subscribers: $15.95 per month for "Silver,' which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 for both plans. We had 36 Web-hosting subscribers as of December 31, 2000.

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

         Operating Expenses generally consists of (a) costs of revenue and cost of subscriber start-up that are primarily related to the number of subscribers;
(b) overhead expenses that are associated more generally with operations; and
(c) depreciation, which is related to our network equipment costs.

         Costs of revenue are recurring telecommunication costs that are primarily related to the number of subscribers and are necessary to provide service to those subscribers. Telecommunication costs include the costs associated with local telephone lines into our facilities, leased lines connecting our dial-in locations, and T-1 lines connecting our main switch to the Internet backbone. Start-up expenses for each subscriber include our software, cost of diskettes and other product media, manuals and packaging, as well as mailing costs associated with the materials provided to new subscribers. We do not defer any such subscriber start-up expenses.

         Other operating expenses are incurred in the areas of advertising banking and credit card service fees, consulting fees, employee leasing costs, employee salaries, rent, other occupancy and office expenses and other expenses. Operating expenses will increase over time as our scope of operations increases. However, we expect that such costs will be offset by anticipated increases in revenue attributable to overall subscriber growth.

         We advertise using paid newspaper advertisements as well as flyers. We have experienced some customer defection to providers of free Internet services; however, a portion of these customers return to us in order to obtain the high level of service provided by us. Higher levels of advertising and marketing may be necessary in order for us to enter new markets or increase our subscriber base in our existing market to a size large enough to generate sufficient revenue to offset such marketing expenses. We may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth and retention of existing customers. Any such increase would have a short-term negative impact on earnings. We do not defer any start-up expenses related to entering new markets.

         We are planning to add subscribers by purchasing customer bases from other Internet service providers initially in the Southwest Florida area.

         We have incurred significant credit card service charges due to the billing method of payment offered to our customers. At the quarter ended December 31, 2000, we were paying a fee of approximately 1.89% of the amount of transactions being processed monthly through credit card services.

         We have used the services of an outside payroll company in the past in order to keep our costs of staffing to a minimum and we continue to do so. At the quarter ended December 31, 2000 we had four full time employees and one part-time employee. These employees were in the areas of customer support and maintenance, accounting and administration.

         We lease approximately 2,500 square feet of office and classroom space from a corporation that is wholly owned by our largest shareholder at a below market rent. We anticipate entering into a long-term lease with the building owner which is expected to result in a rent increase. Other occupancy and office expenses consist of the cost of utilities and general office supplies.

         Other expenses include costs of insurance, accounting services, dues and subscriptions, travel related to the education and training of employees and reimbursed employee expenses.

         We expect to continue to focus on increasing our subscriber base, which will cause our operating expenses and capital expenditures to increase in addition to our revenues. There can be no assurance, however, that growth in our revenue or subscriber base will continue or that we will be able to achieve profitability or positive cash flows.

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1999

         Income. Internet service fees for the six months ended December 31, 2000 were $248,966, as compared to 164,061 for the comparable six months in 1999. This increase was the result of an increase in total subscribers from approximately 1,800 subscribers at December 31, 1999 to approximately 2,430 subscribers at December 31, 2000. This increase in subscribers is due primarily to print advertising directed toward potential dial up customers. Other revenue decreased to $899 from $4,055 during the six months ended December 31, 2000, as compared to the comparable period in 1999. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services commencing in January 2001. Internet service fee revenue for the three months ended December 31, 2000 was $137,571 as compared to $86,107 for the comparable quarter of 1999. In addition, total revenue increased from $86,117 to $138,412 for the three months ended December 31, 2000. This increase in total revenue is attributable to increased subscriptions.

         Cost of Revenues. Cost of revenues for the six months ended December 31, 2000 was $77,353, as compared to $77,942 for the comparable six month period in 1999. This decrease of $589 was mainly due to realizing economies of scale Cost of revenues for the three months ended December 31, 2000 was $40,310 as compared to $51,390 for the comparable quarter ending December 31, 1999 This decrease is also attributable to the realizing of economies of scale.

         Advertising. Advertising for the six months ended December 31, 2000 was $1,682, as compared to $8,902 for the same period in 1999. This decrease in advertising was due to a change in our advertising methods. As a result of the decreased advertising, other revenues such as Web hosting and designing also decreased significantly. For the three months ended December 31, 2000 advertising costs were $555 as compared to $2,001 for the comparable quarter of 1999.

         Bank and Service Charges. Bank and service charges for the six months ended December 31, 2000 were $6,331, as compared to $5,626 for the comparable period in 1999. This increase of $705 was a result of the increase in our total subscribers, most of whom pay us monthly using credit cards. For the three months ended December 31, 2000, bank and service charges were $3,117 as compared to $2,955 for the comparable quarter of 1999.


         Consulting fees. Consulting fees for the six months ended December 31, 2000, were $35,889. We paid $13,000 in consulting fees in the comparable period of 1999. Consulting fees paid in the most recent quarter were paid to two Companies for management services, one of which our chief executive officer is affiliated with, the other of which our chief operating officer is affiliated with. In the three months ended December 31, 2000, we paid $18,639 in consulting fees as compared to $6,500 for the comparable quarter of 1999.

         Employee leasing costs. Employee leasing costs for the six months ended December 31, 2000 were $488 as compared to $28,160 for the comparable period of 1999. This significant decrease was a result of the employment of our employees directly rather than through a leasing company. Similar costs for the quarter ended December 31, 2000 were $-0- as opposed to $14,554 for the quarter ended December 31, 1999.

         Employee salaries. Employee salaries for the six months ended December 31, 2000 were $59,342. This represents an increase in employee salaries primarily because we have two additional technical support and accounting employees. For the three months ended December 31, 2000, employee salaries were $33,032 as compared to $-0- for the three months ended December 31, 1999.

         Rent expenses. Rent expenses for the six months ended December 31, 2000 were $9,264 which represents no change from the comparable period in 1999. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other occupancy and office expenses. Other occupancy and office expenses for the six months ended December 31, 2000 were $31,484, as compared to $7,218 for the comparable period in 1999. Other occupancy and office expenses increased 22.92 % primarily due to employee education and training, automobile lease and other automobile-related expenses, financial printer costs relating to our SEC filings, and health insurance expenses. For the three months ended December 31, 2000, other occupancy and office expenses were $14,040 as compared to $2,259 for the comparable quarter of 1999.

         Other expenses. Other expenses for the six months ended December 31, 2000 were $63,368 as compared to $7,271 for the same period in 1999. This increase of $56,097 is due primarily to increased accounting and legal services expenses relating primarily to our SEC filings and organizational matters as a new public company. We did not have accounting and legal services costs in the previous fiscal year as we were a private company.

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended December 31, 2000, we financed our operations primarily through subscription revenue.

         We currently have two lines of credit in the amounts of $50,000 and $25,000 from two financial institutions. We are currently seeking an increase in one of our lines of credit so that the aggregate amount of all lines of credit would be $250,000 in order to relieve our principal stockholder of the necessity of making further advances associated with our SEC filings. We also intend to finance our operations in the next fiscal year by increasing the number of our subscribers to take further advantage of the economies of scale offered by a larger subscriber base and by selling up to 500,000 shares of common stock to the public. To that end, we have filed a registration statement on Form SB-2 to the SEC on September 8, 2000, which can be viewed at http:/www/sec/gov. As of February 20, 2001, this registration statement has not been declared effective.

         We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during our current fiscal year.

         From time to time, we engage in discussions involving potential acquisitions of other Internet service providers in or around the Southwest Florida area. If we are able to successfully negotiate agreements to acquire one or more Internet service providers, we may need to raise additional debt or equity capital to finance such acquisitions. There is no assurance that we will be able to successfully complete any such acquisition transaction. Any significant acquisition could materially affect our operating and financial expectations and results, liquidity and capital resources.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

         On November 4, 2000, the Company entered into a Wholesale Services Agreement with Community ISP, Inc. Pursuant to the terms of the contract, the Company subscribes and purchases services for resale to its subscribers under a private label.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are incorporated by reference from Registrant's Form 10-SB filed with the Securities and Exchange Commission (the "Commission"), File No.000-28065, on November 12, 1999:

         3(i)     Articles of Incorporation
         3(ii)    Bylaws

         The following exhibits are filed herewith:

         10       Contract between the Company and CISP
         23       Consents of experts and counsel


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:   February 19, 2001                     ISNI.Net, Inc.

                                               By:  /s/ Lesly A. Benoit, Jr.
                                                    ---------------------------
                                                    Lesly A. Benoit, Jr.
                                                    Chief Financial Officer