Form 10QSB
period 2001-03-31
ISNI NET INC
filed 2001-05-21
CIK 1098846

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2001

[ ]    Transaction report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _______________ to ______________

       Commission file number 0-28065

                                 ISNI.NET, INC.
                             -----------------------
                             Full Name of Registrant

                        DELAWARE                                           56-2489419
             ------------------------------                            -------------------
(State or Other Jurisdiction of Incorporation or Organization) (IRS Employer Identification No.)

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

Yes [X]      No [ ]

         As of May 17, 2001 there were 26,661,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format
Yes [ ]      No [ ]

                                TABLE OF CONTENTS


PART I   ..................................................................    3
         ITEM 1. FINANCIAL STATEMENTS......................................    3
         BALANCE SHEETS....................................................    4
         NOTES TO FINANCIAL STATEMENTS.....................................   10
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.........................................................   10
         RESULTS OF OPERATIONS.............................................   13
         LIQUIDITY AND CAPITAL RESOURCES...................................   15
         SEASONAL ASPECTS OF BUSINESS......................................   15

PART II  ..................................................................   16
         ITEM 5. OTHER INFORMATION.........................................   16
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8............................   16

                                     PART I

FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 ISNI.net, INC.
                                 BALANCE SHEETS

                                                                         March 31, 2001    June 30, 2000
                                                                           (unaudited)        (audited)
                                                                         --------------    --------------
ASSETS
Cash                                                                       $   9,743                --
Prepaid expenses                                                                 481            18,750
Deferred offering costs                                                       98,988                --
                                                                           ---------         ---------

                Total Current Assets                                         109,212            18,750

Premises and equipment, net                                                   81,445            83,131
                                                                           ---------         ---------
                Total assets                                               $ 190,657         $ 101,881
                                                                           =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Lines of credit                                                            $  73,164         $  18,821
Bank overdraft                                                                    --            19,830
Accounts payable                                                             127,723            64,043
Accrued liabilities                                                            2,785             1,840
Deferred revenue                                                              14,575             8,997
Due to stockholder                                                           159,200           143,750
Due to affiliates                                                             24,165            15,842
Current portion of long-term debt                                             13,326            15,858
                                                                           ---------         ---------
                    Total current liabilities                                414,938           288,981

Long-term debt less current portion
due within one year                                                           11,987            17,726

Shareholders' equity:
         Preferred stock, par value $.0001 per share,
         20,000,000 shares authorized; no shares
         issued and outstanding                                                   --                --
Common stock, par value $.0001 per share,
         100,000,000 shares authorized; 26,661,000 shares
         issued and outstanding                                                2,666             2,666
         Additional paid-in capital                                          152,059           122,580
         Accumulated deficit                                                (390,993)         (330,072)
                                                                           ---------         ---------

                         Total shareholders' equity                         (236,268)         (204,826)
                                                                           ---------         ---------

                         Total liabilities and shareholders' equity        $ 190,657         $ 101,881
                                                                           =========         =========


See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended March 3
                                                      ---------------------------------
                                                          2001                 2000
                                                      ------------         ------------
INCOME
         Internet service fees                        $    140,066         $    109,250
         Other revenue                                         793                  340
                                                      ------------         ------------

Total revenue                                              140,859              109,590
                                                      ------------         ------------
OPERATING EXPENSES
         Cost of revenues                                   42,419               41,223
         Cost of subscriber start-up                            --                   80
         Advertising                                           730                3,234
         Bank and service charges                            3,799                3,756
         Consulting fees                                    15,001              125,000
         Depreciation                                        5,900                2,400
         Employee leasing costs                                  0               19,329
         Wages                                              30,340                    0
         Rent                                                4,632                2,647
         Other occupancy and office expenses                16,743                4,253
         Other expenses                                     15,076                3,820
                                                      ------------         ------------

Total operating expenses                                   134,640              205,742
                                                      ------------         ------------

Income (loss) from operations                                6,219              (96,152)
                                                      ------------         ------------

OTHER DEDUCTIONS
         Interest expense                                   (7,808)              (1,074)
                                                      ------------         ------------

Income (loss) before taxes                                  (1,589)             (97,226)
                                                      ------------         ------------

INCOME TAXES (CREDIT)                                            0                    0
                                                      ------------         ------------

Net income (loss)                                     $     (1,589)        $    (97,226)
                                                      ============         ============

INCOME (LOSS) PER SHARE                               $         --         $         --
                                                      ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     26,661,000           26,654,297
                                                      ============         ============

See accompanying notes to financial statements

                                 ISNI.net, INC.
                             STATEMENTS OF OPERATION
                                   (Unaudited)

                                                          Nine months ended March 31
                                                      ---------------------------------
                                                          2001                   2000
                                                      ------------         ------------
INCOME
      Internet service fees                           $    389,031              275,747
      Other revenue                                          1,682                4,385
                                                      ------------         ------------

Total revenue                                              390,713              280,132
                                                      ------------         ------------

OPERATING EXPENSES
         Cost of revenues                                  119,737               99,956
         Cost of subscriber start-up                            --               19,280
         Advertising                                         2,412               12,606
         Bank and service charges                           10,130                9,381
         Consulting fees                                    50,890              125,000
         Depreciation                                       16,858                7,182
         Employee leasing costs                             47,490
         Wages                                              89,220                   --
         Rent                                               13,896                7,773
         Other occupancy and office expenses                52,691               12,504
         Other expenses                                     74,965               11,922
                                                      ------------         ------------

Total operating expenses                                   430,799              353,094
                                                      ------------         ------------

Loss from operations                                       (40,086)             (72,962)
                                                      ------------         ------------

OTHER DEDUCTIONS
         Interest expense                                  (20,835)              (2,545)
                                                      ------------         ------------

Loss before taxes                                          (60,921)             (75,507)
                                                      ------------         ------------

INCOME TAXES (CREDIT)                                           --                   --
                                                      ------------         ------------

Net loss                                              $    (60,921)        $    (75,507)
                                                      ============         ============

INCOME (LOSS) PER SHARE                               $         --         $         --
                                                      ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     26,661,000           26,046,578
                                                      ============         ============

See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine  months ended March 31,
                                                               -----------------------------
                                                                  2001                2000
                                                               ---------           ---------
Cash flows from operating activities:
      Net income (loss)                                        $ (60,921)          $ (75,507)
      Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
          Depreciation                                            16,858               7,182
          Payments made by principal stockholder
             on company's behalf                                  29,479                  --
          Decrease in prepaid expenses                            18,750                  --
          Increase in other assets                               (99,469)               (443)
          Increase in accounts payable
             and other liabilities                                70,203              71,395
                                                               ---------           ---------
      Total adjustments                                           35,821              78,134
                                                               ---------           ---------
Net cash provided by (used in) operating activities              (25,100)              2,627
                                                               ---------           ---------
Cash flow from investing activities:
         Purchase of premises and equipment                      (10,427)            (13,046)
                                                               ---------           ---------
Net cash used in investing activities                            (10,427)            (13,046)
                                                               ---------           ---------
Cash flow from financing activities:
      Net borrowings on short-term debt                           54,343               9,979
      Net borrowings from affiliates
          and stockholders                                        23,773                  --
      Principal payments on capital lease obligations            (13,016)             (6,004)
      Payment of bank overdraft                                  (19,830)                 --
      Net proceeds from issuance of common stock                       0                 660
                                                               ---------           ---------
Net cash provided by financing activities                         45,270               4,635
                                                               ---------           ---------

Decrease in cash and cash equivalents                              9,743              (5,784)

Cash and cash equivalents, beginning of period                         0               5,922
                                                               ---------           ---------
Cash and cash equivalents, end of period                       $   9,743           $     138
                                                               =========           =========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                 $   8,317               2,480
                                                               =========           =========
      Capital lease obligation incurred for
          the acquisition of new equipment                     $   4,745           $  30,923
                                                               =========           =========

See accompanying notes to financial statements

                         INTERNET SERVICE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2000


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q-SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three and nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.


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

OUR BUSINESS

         We are an internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of March 31, 2001, we served approximately 2,160 subscribers, including approximately 30 complementary accounts primarily held by employees and businesses that have generated customers for us and including 36 Web hosting subscribers. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

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

         For the nine and three months ended March 31, 2001 and 2000, the average monthly recurring revenue per dial-up subscriber was approximately $19.95 There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on their billing plan.

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

         Our Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web-hosting subscribers: $15.95 per month for "Silver," which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 for both plans. We had 36 Web-hosting subscribers as of March 31, 2001.

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

         We have incurred significant credit card service charges due to the billing method of payment offered to our customers. At the quarter ended March 31, 2001, we were paying a fee of approximately 1.89% of the amount of transactions being processed monthly through credit card services.

         We have used the services of an outside payroll company in the past in order to keep our costs of staffing to a minimum and we continue to do so. At the quarter ended March 31, 2001 we had four full time employees and one part-time employee. These employees were in the areas of customer support and maintenance, accounting and administration.

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

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2000

         Income. Internet service fees for the nine months ended March 31, 2001 were $389,031 as compared to 275,747 for the comparable nine months in 2000. This increase was the result of an increase in total subscribers from approximately 2,000 subscribers at March 31, 2000 to approximately 2,160 subscribers at March 31, 2001. This increase in subscribers is due primarily to print advertising directed toward potential dial up customers. Other revenue decreased to $1,682 from $4,385 during the nine months ended March 31, 2001, as compared to the comparable period in 2000. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services. Internet service fee revenue for the three months ended March 31, 2001 was $140,066 as compared to $109,250 for the comparable quarter of 2000. In addition, total revenue increased from $109,590 to $140,859 for the three months ended March 31, 2001. This increase in total revenue is attributable to increased subscriptions.

         Cost of Revenues. Cost of revenues for the nine months ended March 31, 2001 was $119,737 as compared to $99,956 for the comparable nine month period in 2000. This increase of $19,781 was associated with the leasing of additional telephone lines for our increased subscriber base. Cost of revenues for the three months ended March 31, 2001 was $42,419 as compared to $41,223 for the comparable quarter ending March 31, 2000. This increase is also attributable to the leasing of additional telephone lines for our increased subscriber base.

         Advertising. Advertising for the nine months ended March 31, 2001 was $2,412, as compared to $12,606 for the same period in 2000. This decrease in advertising was due to a change in our advertising methods. As a result of the decreased advertising, other revenues such as Web hosting and designing also decreased significantly. For the three months ended March 31, 2001 advertising costs were $730 as compared to $3,234 for the comparable quarter of 2000.

         Bank and Service Charges. Bank and service charges for the nine months ended March 31, 2001 were $10,130 as compared to $9,381 for the comparable period in 2000. This increase of $749 was a result of the increase in our total subscribers, most of whom pay us monthly using credit cards. For the three months ended March 31, 2001, bank and service charges were $3,799 as compared to $3,756 for the comparable quarter of 2000.

         Consulting fees. Consulting fees for the nine months ended March 31, 2001, were $50,890. We paid $125,000 in consulting fees in the comparable period of 2000. Consulting fees paid in the most recent quarter were paid to two Companies for management services, one of which our chief executive officer is affiliated with, the other of which our chief operating officer is affiliated with. In the three months ended March 31, 2001, we paid $15,001 in consulting fees as compared to $125,000 for the comparable quarter of 2000.

         Employee leasing costs. Employee leasing costs for the nine months ended March 31, 2001 were $0 as compared to $47,490 for the comparable period of 2000. This significant decrease was a result of the employment of our employees directly rather than through a leasing company. Similar costs for the quarter ended March 31, 2001 were $-0- as opposed to $19,329 for the quarter ended March 31, 2000.

         Employee salaries. Employee salaries for the nine months ended March 31, 2001 were $89,220. This represents an increase in employee salaries primarily because we have two additional technical support and accounting employees. For the three months ended March 31, 2001, employee salaries were $30,340 as compared to $-0- for the three months ended March 31, 2000.

         Rent expenses. Rent expenses for the nine months ended March 31, 2001 were $13,896 which represents an increase of $7,773 from the comparable period in 2000. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other occupancy and office expenses. Other occupancy and office expenses for the nine months ended March 31, 2001 were $52,691 as compared to $12,504 for the comparable period in 2000. Other occupancy and office expenses increased 23.732 % primarily due to employee education and training, automobile lease and other automobile-related expenses, financial printer costs relating to our SEC filings, and health insurance expenses. For the three months ended March 31, 2001, other occupancy and office expenses were $4,632 as compared to $2,647 for the comparable quarter of 2000.

         Other expenses. Other expenses for the nine months ended March 31, 2001 were $74,965 as compared to $11,922 for the same period in 2000. This increase of $63,043 is due primarily to increased accounting and legal services expenses relating primarily to our SEC filings and organizational matters as a new public company. We did not have accounting and legal services costs in the previous fiscal year as we were a private company.

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended March 31, 2001, we financed our operations primarily through subscription revenue.

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

ITEM 5.           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are incorporated by reference from Registrant's Form 10-SB filed with the Securities and Exchange Commission (the "Commission"), File No.000-28065, on November 12, 1999:

         3(i)     Articles of Incorporation
         3(ii)    Bylaws

         The following documents are incorporated by reference from Registrant's Form SB-2A filed with the Securities and Exchange Commission (the "Commission") File No. 000-28065, on December 22, 2000.

         2.       Merger Agreement

         The following document is incorporated by reference from Registrant's Form 10Q-SB filed with the Securities and Exchange Commission (the "Commission"), File No.000-28065, on February 20, 2001:

         10       Contract between the Company and CISP


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated: May 18, 2001                       ISNI.Net, Inc.


                                          By:  /s/ Lesly A. Benoit, Jr.
                                             ---------------------------
                                             Lesly A. Benoit, Jr.
                                             Chief Financial Officer