Form 10KSB
period 2001-06-30
ISNI NET INC
filed 2001-10-16
CIK 1098846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2001

Commission File Number: 000-28065

ISNI.NET, INC.
(Name of small business issuer in its charter)

DELAWARE	58-2489419

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 EAST MCKENZIE STREET, UNIT D
PUNTA GORDA, FL 33950
(Address of principal executive offices, including zip code)

(941) 575-7878
(Issuer’s telephone number, including area code)

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant had revenues of $508,352 for the fiscal year ended June 30, 2001.

     The registrant cannot accurately determine the market value of its common equity at this time because there is no trading market for the stock as of the time of this filing.

     There were 26,743,000 of the Registrant’s Common Stock Shares outstanding on June 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

DOCUMENTS INCORPORATED BY REFERENCE

Section 14(c) Information Statement filed September 18, 2001

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General.
WWI’s Business.
Corporate History.
Industry Overview.
Strategy.
Services.
Seasonality.
Customer Care.
Marketing.
Technology and Development.
Competition.
Government Regulation.
Personnel.
Business Risks.
ITEM 2. DESCRIPTION OF PROPERTY.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Statement of Operations.
Results of Operations.
Cost of revenues.
Liquidity and Capital Resources.
Seasonal Aspects of Business.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.
ITEM 7. FINANCIAL STATEMENTS.
Independent Auditors’ Report.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Other Management Information.
Section 16(a) Beneficial Ownership Reporting Compliance.
ITEM 10. EXECUTIVE COMPENSATION.
Annual Compensation.
SUMMARY COMPENSATION TABLE
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
SHARES BENEFICIALLY OWNED BY MANAGEMENT
Possible Change of Control.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CONSENT OF ALLAN M. LERNER, P.A.

PART I			4

	ITEM 1.	DESCRIPTION OF BUSINESS	4

		General	4

		WWI's Business	5

		Corporate History	5

		Industry Overview	6

		Strategy	7

		Services	8

		Seasonality	9

		Customer Care	9

		Marketing	10

		Technology and Development	10

		Competition	10

		Government Regulation	11

		Personnel	13

		Business Risks	13

		We Are a Relatively New Company and Have a History of Operating

		Losses	13

		Our Accountants Have Issued an Opinion Which Places In Doubt Our

		Ability to Continue As a Going Concern	13

		We Cannot Control All of the Factors That Will Affect Our Success	14

		Our Quarterly Operating Results May Fluctuate Significantly	14

		Our Revenues Depend on Our Ability to Attract and Retain

		Subscribers	14

		Competition Is Intense and May Result in Reduced Revenues and

		Profitability	15

		Our Growth Strategy Is Untested and Due to Lack of Funding, May be

		Difficult to Implement	16

		If We Cannot Attract and Retain Key Personnel, Our Business

		Will Suffer	16

		Network Capacity Constraints, Systems Failures, and/or Dependence

		Upon Local Telephone Companies and Other Third Parties Could Cause

		Us to Lose Subscribers And/or Cause Installation Delays for New

		Subscribers	17

		Our Network Is Vulnerable to Security Risks, Such as Hacking And

		Viruses	18

		If We Fail to Adapt to Technology Trends and Evolving Industry

		Standards, We Will Not Be Competitive	18

		We must Be Able to Anticipate and Respond to Changing Consumer

		Demands	19

		Government Regulation May Increase Our Costs of Doing Business	19

		We Need to Raise Additional Capital in 2001-2002 in Order to Be

		Successful	20

		You May Have Difficulty Buying and Selling Our Common Stock	20

		If Our Common Stock Trades below $5.00 per Share, it Will Be Deemed

		to Be a "Penny Stock" and Will Be Subject to the Penny Stock Rules.

		This Could Affect Your Ability to Resell the Stock in the Market	21

		We Have Never Paid a Dividend and Do Not Anticipate Doing So in the

		Foreseeable Future	21

		The Concentration of Ownership of Our Common Stock May Limit

		Your Ability to Influence Matters Involving the Company	21

		Reports with the Securities and Exchange Commission	22

	ITEM 2.	DESCRIPTION OF PROPERTY	22

	ITEM 3.	LEGAL PROCEEDINGS	22

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

PART II			22

	ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

		MATTERS	22

	ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS	24

		Statement of Operations	25

		Results of Operations	27

		Cost of revenues	27

		Liquidity and Capital Resources	28

		Seasonal Aspects of Business	29

		Safe Harbor Statement under the Private Securities Litigation

		Reform Act of 1995	29

	ITEM 7.	FINANCIAL STATEMENTS	29

		Independent Auditors' Report	30

		Notes to Financial Statements	35

	ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

		ACCOUNTING AND FINANCIAL DISCLOSURE	35

PART III			41

	ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;

		COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	41

		Other Management Information	43

		Section 16(a) Beneficial Ownership Reporting Compliance	44

	ITEM 10.	EXECUTIVE COMPENSATION	44

		Annual Compensation	44

		Summary Compensation Table	44

	ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

		MANAGEMENT	45

		Security Ownership of Certain Beneficial Owners	45

		Shares Beneficially Owned by Management	46

		Possible Change of Control	46

	ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	46

PART IV			48

	ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	48

		SIGNATURES	50

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General.

     We are an Internet service provider, commonly known as an ISP, currently serving individuals and small businesses primarily in Charlotte County, Florida. Our services include dial-up Internet access, web hosting services, a complement to our Internet access business and other value-added services, such as web page design and web server co-location. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of June 30, 2001, we served approximately 1,884 subscribers, including approximately 60 complementary accounts primarily held by employees and businesses that have generated customers for us. Our business model is to supply high-speed and secure Internet and data services, including voice and video services, to residential, corporate, and institutional subscribers in an expanding scope of geographic areas utilizing state-of-the-art wireless broadband technologies. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location.

     The Company’s dial-up Internet access and web hosting are offered in various price and usage plans designed to meet the needs of our customers. Our web site address is http://www.ISNI.net. The information contained in this web site is not part of this report.

     On September 18, 2001 we filed an Information Statement with the Securities and Exchange Commission pursuant to Section 14(C) of the Securities and Exchange Act of 1934 (the “Act”) and Schedule 14C thereunder in connection with a proposed merger with World Wide Internet, Inc. (“WWI”) which contains the following key terms:

•	We have formed a wholly owned subsidiary corporation ISNI Acquisitions, Inc.

•	ISNI Acquisitions, Inc. will acquire from WWI’s sole stockholder, Ray Bolouri, all the outstanding shares of WWI. in exchange for 19,500,000 shares of our Company’s common stock.

•	Werner Ebner, the majority shareholder of our Company, will exchange his 23,008,000 common shares of the Company for 3,900,000 newly created Class B Common Shares of the Company. The Class B Shares will be identical in all respects to the Company’s Class A common shares, except that:

•	they are subject to a lock-up agreement and may not be sold for an eight month period following the closing of the merger, and

•	if at the end of eight (8) months from the closing of the merger transaction, the market value of Werner Ebner’s 3,900,000 Class B common shares is less than 1 million dollars, then we will issue Mr. Ebner additional shares to increase the market value of his holdings to $1,000,000. At the end of the eight-month period, the Class B shares will be converted into the Company’s Class A common.

     On August 30, 2001, by majority consent, 86% of our shareholders of record, represented by Mr. Ebner’s shares, approved this transaction. The merger is expected to close on about October 16, 2001.

     The following reasons were cited for the proposed merger. ISNI.net, Inc. is an Internet Service Provider (ISP) operating in the city of Punta Gorda and surrounding areas of Charlotte County, Florida. We have been a publicly reporting company filing with the Securities and Exchange Commission since filing our initial registration statement in September of 1999. The shares of ISNI.net, Inc. are not yet publicly traded. Werner Ebner, the President and majority shareholder of ISNI has moved to the island of Cypress to actively manage other business ventures on the island and wishes to divest himself of his holdings within the United States. Following the merger Mr. Ebner will no longer actively involve himself in the Company. Additional information with respect to this proposed merger will be included in the Information Statement which we have filed with the SEC and be available to the public over the Internet at the SEC’s web site at http://www.sec.gov. The Company expects that the merger will expand the geographic reach of the Company’s business.

WWI’s Business.

     WWI is a private Delaware corporation that provides connectivity to the Internet (as well as tailored IP-based) network services for businesses and consumers. WWI provides connectivity to the Internet as well as tailored, value-added IP-based network services for businesses and consumers. To provide these services, WWI utilizes cutting edge technology of ATM in conjunction with its low/fixed latency, high-throughput network, employing its advanced network architecture and the Internet. WWI’s service offerings for enterprises include DAFs with a focus on backbone connectivity, VPNs, remote access services and Web hosting services. These services enable enterprises to take advantage of standard Internet tools such as browsers and high-performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages of broadband connectivity with nationwide access and standard protocols of public networks and the customization, high performance, reliability and security of private networks. To provide these services, WWI employs ATM technology and a low/fixed latency, high-throughput network. WWI’s technology allows its customers to create virtual private networks providing tailored network access, content and services to enterprise-defined end users.

Corporate History.

     Our predecessor was formed under the laws of the State of Florida under the name

Internet Services Network, Inc. on October 9, 1997. Our predecessor engaged in the business of providing Internet access services. By late 1998, Internet Services Network, Inc. had acquired 800 subscribers, a number which increased to more than 1,800 subscribers by June 2001.

     On March 23, 2000, Internet Services Network, Inc. merged into Hawkeye Corporation (our original name), a development stage company incorporated on August 31, 1999, to engage in a merger or acquisition. As part of this merger all of the issued and outstanding stock of Internet Services Network, Inc. was exchanged for and converted into 24,000,000 shares of our voting common stock. Upon completion of the merger, our name was changed to Internet Service Network, Inc. Although not our official name at the time, we were doing business under the name ISNI.net. Our stockholders voted in May 2000 to amend our Certificate of Incorporation so that our official name became ISNI.net, Inc. We operate as an Internet Service Provider (ISP) in the city of Punta Gorda and surrounding areas of Charlotte County, Florida. We have been a publicly reporting company filing with the Securities and Exchange Commission since filing our initial registration statement September of 1999.

Industry Overview.

     Internet access and related value-added services represent one of the fastest growing segments of the telecommunications services marketplace. Industry analyst NUA.com estimates as of August 2001, the Internet user population exceeds:

•	180 million in the United States and Canada;

•	25 million in Latin America; and

•	500 million worldwide.

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

     As a result, numerous companies have moved into the Internet services market, including:

• telecommunications services providers;

• online commercial information service providers;

• computer hardware and software providers;

• cable television operators; and

• other national, regional, and local companies engaged primarily in the business of providing Internet services.

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

Strategy.

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

     Elements of our business strategy include:

•	Attract and Retain New Domestic Subscribers. We will continue to pursue small and medium size businesses, “e-commerce” companies, and individual customers to enhance particular features of their wireless and Internet service needs. The services we provide to businesses will include specifically tailored Internet service packages which permit fast and reliable Internet access, multiple e-mail accounts, and posting and updating of the subscriber’s Internet listings for a competitive fixed monthly fee.

•	Use of Advertising to Build Our Subscriber Base. We will use newspaper, radio, television, and direct mail advertisements to acquire individual and corporate subscribers quickly. In addition, we intend to add subscribers by marketing to current customers of other commercial Internet service providers.

•	Development of Value-added Revenues Streams — We intend to develop value-added Internet access services, including dedicated broadband connectivity, wireless Internet services, wireless local loop systems, and satellite-aided data connection services. We believe that the development of these new and emerging technologies will provide an excellent platform for the introduction of new value-added services to enhance the quality of services which we can offer our existing and future subscribers.

     The withdrawal of our registration statement in February 2001, and resulting lack of funds, has prevented the Company from implementing its business plan, which included the implementation of: DSL and wireless broadband systems (including the IQW and IQV wireless systems), the site survey, propagation study, and start up costs for acquiring frequency spectrum to be purchased from the FCC, Voice Over Internet Protocol, and the potential acquisition of ISPs. We have also had to abandon our efforts to develop an international market for our service and significantly reduce our advertising campaign.

Services.

     We offer Internet services tailored to meet the needs of both individual and corporate Internet users. Our primary service offerings are dial-up and broadband Internet access, as well as related value-added services. For our individual and business subscribers, we offer dedicated high-speed Internet access, Web hosting, Website design, and other similar services. Our services are offered in several different packages to provide our subscribers with a broad range of choices to satisfy their Internet needs. The majority of our subscribers have monthly or quarterly subscriptions which are renewed each month or each quarter, as applicable. In addition, our services may be purchased in one year and two year blocks. Most subscribers are billed through automatic monthly charges to their credit cards; however, payment by cash or check is also permitted. In addition, we offer discounts on most of our services for subscribers who prepay for such services. The services we presently provide our subscribers include the following:

•	Internet Access. The most popular service we presently have is a dial-up Internet access package which includes basic Internet access and related Internet applications, such as World-Wide-Web, and e-mail.

•	Web Hosting. We offer Web hosting for businesses and other organizations who wish to create their own World Wide Web sites without maintaining their own Web servers and high speed Internet connections. This Web hosting service features state-of-the-art servers for high-speed and reliability, high quality connections to the Internet, and specialized customer support services.

•	Domain Registration. We offer Web domain registration services to our business and institutional subscribers which we provide through our relationship with third party Web domain registration services.

•	Web Page Design. We provide Web page design and certain related services at a fixed pre-pay rate to our business subscribers in a manner which permits us to market and offer our other Internet access services to the subscriber.

Seasonality.

     There is a strong seasonal influence which is associated with our location in Southwest Florida, a popular winter residence for retirees from northern States. As a consequence, during the winter months, subscriber numbers increase rapidly and, during the summer months, they decrease significantly. Our dial-up Internet access subscriber base (both paid and complementary) at the conclusion of each calendar quarter during the past three years has been as follows:

	March 31	June 30	September 30	December 31

2001	2,160	1,886	1,871	—

2000	2,062	1,856	1,950	2,430

1999	1,294	1,622	1,551	1,858

     At the end of 2000 we began offering our customers who are part-time Southwest Florida residents the ability to maintain their e-mail account with us and we will forward their e-mail communications to their summer residences’ accounts during periods when they are not in residence in Southwest Florida. We will charge a monthly fee of $5.00 for this service. We believe that this new service will help recapture these individuals as full-paying subscribers when they return to our service area during the winter months. The extent to which this new service is successful may not be known until the end of the next fiscal year.

Customer Care.

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

     Individuals and businesses accessing the Internet have many different computer hardware configurations and widely varying levels of computer sophistication. Consequently, we must be able to efficiently and effectively address, among other things:

•	problems affecting a wide variety of hardware systems;

•	start-up or other basic problems of new subscribers and new Internet users; and

•	highly technical issues that sophisticated subscribers may encounter.

     In addition to diagnosing and resolving subscribers’ technical problems, we answer questions concerning account status, respond to software requests, and provide configuration information. Our subscribers can access all of our customer support services via telephone or by e-mail. We maintain on our Web site a description of our customer care services and provide technical assistance.

Marketing.

     Our marketing strategy focuses on penetration of selected markets in order to acquire and attain a critical mass of individual, commercial, and institutional subscribers to support profitable operations. We use a variety of sources to communicate our marketing message, including newspaper, radio, television, and online advertising, as well as targeted direct mail marketing. Our budget allocation for advertising has been cut-back due to financial constraints.

Technology and Development.

     Although we do not focus a significant amount of our resources on creating new technologies, we constantly evaluate new technologies and applications for possible introduction or incorporation into our services. Where appropriate, we intend to partner with other corporations to bring new technologies to our current and future customers. However, our lack of funding may inhibit us from being well positioned to efficiently market and deploy such new and emerging technologies as they become available and to incorporate such technologies into the value-added services we offer.

Competition.

     The market for the provision of Internet access services to individuals, corporations, and institutions is extremely competitive and highly fragmented. We expect that such competition will continue to intensify. We believe that several of the primary competitive factors in determining our success are:

•	reputation for reliability and service;

•	pricing;

•	effective customer support;

•	access speed;

•	access to capital;

•	creative marketing;

•	easy-to-use software; and

•	graphic coverage.

     Our current and prospective competitors include many companies which have varying degrees of market presence, financial resources, and technical expertise, in most instances superior to ours. We currently compete or expect to compete with the following types of Internet service providers:

•	commercial on-line service providers (such as America OnLine);

•	other local, national, and regional Internet service providers (including Sunline and EarthLink);

•	computer hardware and software companies (such as IBM, Microsoft, Dell, and Gateway);

•	regional and national telecommunication providers (including AT&T, MCI WorldCom, and Sprint);

•	cable television operators (such as Comcast, Time Warner, Inc., and AT&T);

•	wireless communications companies;

•	satellite companies; and

•	nonprofit and educational Internet access providers.

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

     We also face increased competition from certain Internet service providers that provide free Internet access to customers. Under this “free access” business model, revenues are derived primarily from companies that place advertisements in small banners or windows on users’ computer screens while they are online. Subscribers to these free services are generally required to provide demographic information which is used by advertisers to deliver targeted messages to the users’ screens that cannot be closed or removed. Internet service providers employing this business model could continue to attract a significant number of users and exert further pressure on prices.

     We also expect to face competition in the future from companies that provide direct Internet connections to consumers’ homes and businesses, including national and regional telecommunication providers, cable companies, electric utility companies, and terrestrial and satellite wireless communications companies. For example, cable television operators offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. Such companies include Internet access in the basic bundle of services which they already provide, or offer such Internet access for a nominal additional charge.

Government Regulation.

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

     We have limited control over our subscribers’ online practices and the information passed through or stored on our computer systems. We may be liable for information disseminated through our network. During the last several years several lawsuits have been brought against Internet service providers which have sought to impose liability for defamatory speech and infringement of copyrighted materials. The possible imposition of liability upon Internet service providers for materials disseminated through their computer systems could require us to implement measures to reduce our exposure. These measures, as well as existing and proposed federal and state regulations and laws may require the expenditure of substantial resources or the discontinuation of some product or service offerings.

     In addition, the Communications Decency Act of 1996 imposes fines on any entity that by means of: (a) a telecommunications devise, knowingly sends indecent or obscene material to a minor; (b) by means of interactive computer service, sends or displays indecent material to a minor; or (c) permits any telecommunications facility under such entity’s control to be used for the purposes set forth in subsections (a) and (b) above. The specific standard set forth for determining whether an Internet service provider has acted knowingly concerning alleged violations of the Communications Decency Act of 1996 have not yet been firmly established. Certain defenses to liability under the statute may be available but may not be applicable. Although we do not actively monitor the content of our subscribers’ Internet transmissions, a court may determine that we have knowledge of such content. Although no such claims or lawsuits have been asserted against us to date, there can be no assurance that, if we were prosecuted, any defenses to liability would be applicable.

     The Digital Millennium Copyright Act of 1998 provides limited protection for us and other Internet service providers from copyright infringement liability, provided that we comply with certain requirements, including the requirements that we, as an Internet service provider:

(a) adopt and reasonably implement a policy of terminating, in appropriate circumstances, the accounts of our subscribers who repeatedly violate and infringe upon copyright laws; and

(b) remove materials from our users’ websites that appear to constitute copyright infringement. While the Digital Millennium Copyright Act limits copyright infringement liability for simply transmitting information over the Internet, much of the specific case law which interprets the Digital Millennium Copyright Act has yet to be decided and established.

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

Personnel.

     As of September 30, 2001, we had four full-time employees. We anticipate that the development of our business will require that we hire additional employees in the near future. None of our employees are represented by a labor organization or union.

Business Risks.

     We Are a Relatively New Company and Have a History of Operating Losses. Our predecessor began offering Internet access in October 1997. We have only a limited operating history upon which an evaluation of our prospects can be made. We are subject to the substantial risks, expenses, and difficulties encountered by new entrants into the Internet services industry. Those risks include our ability to:

•	successfully implement our business plan, including introducing wireless Internet technology to our subscribers;

•	attract and retain qualified personnel;

•	expand our subscriber base and increase subscriber revenues;

•	successfully compete in a highly competitive market; and

•	upgrade our network and systems infrastructure.

     As of June 30, 2001, we had an accumulated deficit of $505,928 as compared with June 30, 2000 of $330,072. A large portion of this deficit can be attributed to expenses incurred in connection with our regulatory filings, and aborted registration statement. Our ability to attain profitability and positive cash flow without our principal stockholder’s monetary support is dependent upon a number of factors, including our ability to increase revenues while reducing costs per subscriber. We may not be successful in increasing or maintaining revenues or achieving positive cash flow. As a result, we may not be as profitable as hoped.

     Our Accountants Have Issued an Opinion Which Places In Doubt Our Ability to Continue As a Going Concern. Our auditors have expressed an opinion about us that the Company’s incurring recurring operating losses and its net capital deficiency raise substantial doubt about its ability to continue as a going concern. See, “Financial Statements” and Note L thereto.

     We Cannot Control All of the Factors That Will Affect Our Success. Our success depends on a number of factors, many of which are beyond our control. These factors include:

•	the rate of new subscriber acquisition and related costs, subscriber retention, capital expenditures, and other costs relating to the expansion of operations;

•	changes in our pricing policies and those of our competitors, including those providing free access;

•	personnel changes;

•	market acceptance of new or enhanced versions of our services;

•	changes in operating expenses;

•	changes in strategy;

•	the introduction of alternative technologies;

•	the timing and effect of potential acquisitions;

•	increased competition in current and prospective markets;

•	future governmental regulation;

•	our inability to obtain the needed frequency spectrum for our planned wireless internet operations; and

•	other general economic factors.

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

     Our Revenues Depend on Our Ability to Attract and Retain Subscribers. Our monthly subscribers, who account for a majority of our revenues, currently have the option of discontinuing service at the end of any month for any reason. Our expense levels are based, in part, on our expectations regarding future revenues, which could be inaccurate. Our operations often require up-front expenses with trailing revenues. In order to enhance subscriber retention, we have instituted a new six month contract so that, rather than canceling their contracts at the end of the winter season, our subscribers can suspend service (and the related monthly payments) for those periods when they are not in our market area, specifically, during the summer months. We do not have enough experience with this program to judge the program’s success in retaining our subscribers.

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

     New competitors, including large computer hardware and software, media, and telecommunications companies, as well as wireless communications companies, satellite companies, and nonprofit or educational Internet access providers may continue to enter our Internet services market, resulting in greater competition. In particular, we may face increased competition from companies that provide connections to consumers’ homes, including cable companies, electric utility companies, and wireless communications companies. For example, cable companies offer Internet access through their cable facilities at significantly faster rates than existing modem speeds. These companies can bundle Internet access with basic services or offer access for a nominal charge. In addition, they could deny us access to their networks.

     Competition could also result in increased selling and marketing expenses, related customer acquisition costs, and customer attrition, all of which could adversely affect our operations and financial condition. We may not be able to offset the effects of such increased costs. Our competitive position has also diminished due to our inability to raise capital through our proposed public offering. This has resulted in our inability to implement our business plan as it related to our introduction of broadband wireless Internet access system which we expected would have provided a faster, more reliable Internet access for our subscribers on a more economical basis than our competitors.

     Our Growth Strategy Is Untested and Due to Lack of Funding, May be Difficult to Implement. Our growth strategy is untested and has suffered a significant setback due to the withdrawal of our public offering. We may not be successful in implementing our growth strategy, and any failure could cause our financial condition and results of operations to suffer. Two components of our anticipated growth strategy, the strategic acquisition of businesses and subscriber accounts and the introduction of wireless Internet services, has suffered a setback due to our inability to close the public offering of our securities. Any growth strategy will involve numerous risks, including, among others, the following:

•	the difficulty of locating and integrating acquired operations and personnel;

•	the potential disruption of our ongoing business;

•	the potential inability of management to successfully incorporate acquired technology and rights into our service offerings and to maintain uniform standards, controls, procedures, and policies;

•	the risks of entering markets in which we have little or no direct prior experience; and

•	the potential loss of, or impairment of relationships with, employees and customers.

     We must plan and manage effectively during periods of rapid growth. Growth will place a significant strain on our managerial, operational, and financial resources. To manage growth effectively, we must improve our operational, financial, and management information systems and attract, integrate, and retain qualified personnel.

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

     Damage to our equipment from fire, power loss, telecommunications failures, and similar events could cause service interruptions. Despite precautions, natural disasters or other unanticipated problems at our headquarters could cause service interruptions. We do not currently maintain fully redundant Internet services, backbone facilities, or telecommunications networks. System failures could result in a loss of subscribers. Our billing and management information systems are subject to potential damage, malfunction, or other loss. We bill the majority of our subscribers by automatic charges to subscribers’ credit cards or bank accounts. Any failure of our billing and management information systems could result in delayed collections and reduced revenues.

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

•	we do not control decisions regarding availability of service at any particular time;

•	we may not be able to deploy new technologies because our telecommunications providers may not be able to support that technology on their backbones; and

•	we may not be able to negotiate favorable inter-connectivity agreements with other Internet service providers.

     For example, the local telephone company that serves our primary market is currently unable to support Digital Subscriber Line (“DSL”) services in many areas and, therefore, we cannot offer these services to our subscribers. At some point in the future, our telecommunications providers may become our direct competitors.

     We also are dependent on third-party suppliers of hardware components. Increasing demand for these components places a significant strain on suppliers. There could be delays and increased costs in expanding our network infrastructure if alternative sources of supply are unavailable.

     Our Network Is Vulnerable to Security Risks, Such as Hacking And Viruses. Despite security measures, our network infrastructure may be vulnerable to computer viruses, hacking, or similar problems caused by subscribers or other persons. This is particularly true in light of the recent terrorist attacks on the U.S. Computer viruses or problems could lead to interruptions, delays, or cessation in service, causing subscribers to seek Internet access from other providers. Inappropriate use of the Internet by third parties could jeopardize the security of confidential information stored in our computer systems or our subscribers’ computer systems. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions. Any network malfunction, overload, or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security, which may result in claims against us. Further, the security and privacy concerns of existing and potential Internet users may inhibit the growth of the Internet, and our subscriber base and revenues.

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

     We Must Be Able to Anticipate and Respond to Changing Consumer Demands. The number of Internet users around the world is constantly growing. Industry analysts such as the Computer Industry Almanac, estimate that currently in excess of 500 million world-wide, 673 million by year-end 2002 and 1 billion by year-end 2005, are expected to have Internet access. According to the Computer Industry Almanac, that means that almost 8% of the world’s population will have Internet access by 2002 and that percentage is expected to increase to almost 12% by 2005. Moreover, it is expected the U.S. will grow to over 214 million Internet users in 2005, or 32% of the number of Internet users worldwide.

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

     Furthermore, the FCC may, in the future, reconsider its past ruling that Internet access providers should be classified as unregulated “information service providers” rather than regulated “telecommunications providers.” In that event, Internet service providers would be required to pay a percentage of their gross revenues to the universal service fund, which subsidizes phone service for rural and low income consumers and supports Internet access among schools and libraries. If the FCC were to require universal service contributions from providers of Internet access or Internet backbone services, our costs of doing business could increase substantially, and we may not be able to recover these costs from our subscribers.

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

     We Need to Raise Additional Capital in 2001-2002 in Order to Be Successful. We will likely incur substantial expenditures during 2001 and 2002 to further our growth strategy. In most cases, we will attempt to finance our acquisitions with our common stock; however, due to the competitive nature of acquisitions in this industry, we may be forced or choose to use cash to complete these acquisitions. We also may have funding needs to respond to technological developments or competitive pressures. We do not currently have adequate funds to accomplish our objectives due to the withdrawal of our public offering. There is no assurance that equity or debt financing will be available on terms acceptable to us or at all. Further, any such equity or debt financing may be on terms that are dilutive or potentially dilutive to our stockholders. If alternative financing is required but is insufficient or unavailable, we will have to curtail our growth and operating plans. As a result, our business may not produce the level of growth or profitability we hope to achieve.

     You May Have Difficulty Buying and Selling Our Common Stock. We intend to qualify our common stock for listing on the OTC Bulletin Board. There can be no assurance that our common stock will be listed on the OTC Bulletin Board or that a market for our common stock will exist in the future should our stockholders wish to sell any of their shares. There is no assurance that, if a market exists in the future, it will be an active, liquid, or continuous trading market. The stock market in general has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental companies, particularly due to recent events involving terrorist attacks on the U. S.. Such fluctuations and volatility have often been related or disproportionate to the operating performance of such companies.

     If Our Common Stock Trades below $5.00 per Share, it Will Be Deemed to Be a “Penny Stock” and Will Be Subject to the Penny Stock Rules. This Could Affect Your Ability to Resell the Stock in the Market. Although our common stock does not currently trade, if our common stock does trade at a price below $5.00 per share, it will be subject to certain rules promulgated under the Securities Exchange Act of 1934 requiring additional disclosures by broker-dealers. These rules generally apply to “penny stocks” which are any non-NASDAQ equity securities that have a market price of less than $5.00 per share, subject to certain exceptions.

     The penny stock rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. These rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor is generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.

     Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and our stockholders’ ability to sell them.

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

     The Concentration of Ownership of Our Common Stock May Limit Your Ability to Influence Matters Involving the Company. Currently, Mr. Ebner, directly and beneficially, owns 23,208,000 shares of common stock, representing 87.05% of our outstanding shares of common stock. As a result, he has been able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Following the closing of the proposed merger scheduled for October 16, 2001, Mr. Ebner will own 3.9 million Class B shares directly and beneficially 200,000 Class A shares, or approximately 15.1% of the outstanding shares. Mr. Boluri would become the single largest shareholder with an ownership interest of 19.5 million class A shares or 72% of the outstanding shares, and thus have voting control of the Company.

     Reports with the Securities and Exchange Commission. We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You can also read and copy any document we file with the SEC at the SEC’s public reference rooms. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You can also obtain copies of our SEC filings at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our corporate headquarters are located in Charlotte County, Florida, at 204 E. McKenzie Street, Unit D, Punta Gorda, Florida 33950, where all of our executive functions exist and are performed. Our corporate headquarters and facilities, consisting of approximately 2,400 square feet, are currently subleased on a month-to-month basis from a company affiliated with our President and principal stockholder. There is currently no written lease for this space and we believe that our present monthly rent payment of $918.00 is below market for this area. We do not own or lease any other real estate. We believe that our facilities are adequately maintained and suitable for their present use. We believe there is alternate available rental space at competitive rates if we should be forced to vacate these premises. Such a move will not materially interrupt our operations.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information. There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

(B) Holders. As of September 30, 2001, we had 95 holders of record of our common stock.

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

     On March 9, 2000, we issued as a dividend to our then current stockholders, Class A Warrants to purchase an aggregate of 1,325,000 shares of common stock for $3.00 per share and Class B Warrants to purchase an aggregate of 1,325,000 shares of common stock for $5.00 per share. These warrants were issued in reliance on Section 4(2) of the Securities Act of 1933 Act. There was no underwriter involved in these issuances and the warrants were issued with appropriate restrictive legends. All of the warrant holders were deemed to be sophisticated with respect to an investment in the warrants. These warrants expired by their terms on March 10, 2003, but were subsequently terminated by agreement, dated August 30, 2000, among the warrant holders and us.

     On March 13, 2000, we issued 11,000 shares of common stock to eleven investors at a price of $0.01 per share ($110.00 in the aggregate). These shares were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no underwriter involved in these issuances and the share certificates were issued with appropriate restrictive legends. All of the purchasers were deemed to be sophisticated with respect to an investment in the common stock.

     On March 25, 2000, in connection with the merger of Internet Services Network, Inc., a Florida corporation (“Internet Services”), into us, we issued 24,000,000 shares of common stock to Werner K. Ebner, currently our President and Chief Executive Officer and a Director, in exchange for all of Mr. Ebner’s shares of Internet Services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no underwriter involved in connection with the merger; however, Internet Services paid a $25,000 consulting fee to Coral Capital Partners at the time the merger agreement was entered into, and an additional $100,000 to Coral Capital Partners at the closing of the merger. The share certificates were issued with appropriate restrictive legends. Similar legends were affixed to any certificates issued in connection with subsequent gifts of stock derived from this issuance. Mr. Ebner was deemed to be sophisticated with respect to an investment in the common stock.

     On March 21, 2001, Coral Capital Partners for its consideration as consultant to the Company, received Class A and B warrants each immediately exercisable into 1,325,000 common shares at a price of $5.00 and $3.00 per share, respectively. These warrants were issued in reliance on Section 4(2) of the Securities Act of 1933. The warrants certificates were issued with appropriate restrictive legends. The warrants have not, to date, been exercised.

     Commencing in April 2001, and at various times thereafter, we issued 109,000 common shares to approximately 11 qualified investors, at a price of $0.50 per share. These shares were issued in reliance on Reg. D, Rule 506 and Section 4(2) of the Securities Act of 1933. There was no underwriter involved in these issuances and the share certificates were issued with appropriate restrictive legends. All of the purchasers were deemed to be sophisticated with respect to an investment in the common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are an Internet service provider currently serving individuals and small businesses, primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN connectivity. As of June 30, 2001, we served approximately 1,884 subscribers, including approximately 60 complementary accounts held primarily by employees and businesses that have generated customers for us, and including 27 Web hosting subscribers. Our services include dial-up Internet access, Web hosting, and other value-added services such as Web page design and Web-server co-location. Our dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

Statement of Operations.

     We derive revenue primarily from monthly subscriptions from individuals for dial-up access to the Internet. Subscription fees vary by billing plan. Under our current pricing plans, subscribers have a choice of “monthly” billing if they pay by credit card or “quarterly” billing if they pay by cash or check. Either plan gives them “unlimited access” to the Internet. For the years ended June 30, 2001 and 2000, the average monthly recurring revenue per dial-up subscriber was approximately $20. There are no “start-up” fees for new subscribers although new customers are required to pay in advance either one month or three months depending on the billing plan.

     Beginning in October 1999, we instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a discount equivalent to two months of service and subscribers prepaying for two years receive a discount equivalent to three months. In the second year of this program, we have less then 0.1% of our customers prepaying for two years and less then 1% prepaying for one year.

     In addition, we earn revenue by providing Web hosting, domain registration, Web page design services, Web-server co-location, and full-time dedicated access connections to the Internet. These services have been classified as “Other revenue” in our Statements Of Operations.

     Our Web hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web hosting subscribers: $15.95 per month for “Silver,” which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for “Gold,” which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 on both plans. We had 27 Web hosting subscribers as of June 30, 2001.

     Domain registration involves the reservation on behalf of a customer of a Web address with an organization such as Network Solutions. This service is typically, but not always, coupled with our Web page design service. We have offered our Web page design services for $100 per page, including graphics, but also from time to time package this service with other Internet-related services at a discount. Other services available to our customers include:

(A)	Web-server co-location, where the customer uses our Internet T-1 access and facilities to store the customer’s computer and Web page, and

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

     We have incurred significant bank and credit card service charges due to the billing method of payment offered to our customers. During our fiscal year ended June 30, 2001, we paid a fee of approximately 1.89% of the amount of transactions being processed monthly through credit card services.

     We have used the services of an outside payroll and employee leasing company in order to keep our costs of staffing to a minimum. At the year ended June 30, 2001, we had four full time employees. These employees were in the areas of customer support and maintenance, accounting, and administration. During the year ended June 30, 2001, we did not pay a salary to our chief executive officer or our chief operating officer. A salary was paid to our chief financial officer. We did, however, incur a consulting fee for consulting services of $63,192 during the year ended June 30, 2001, to corporations affiliated with our chief executive officer and chief operating officer.

     We lease approximately 2,400 square feet of office and classroom space from a corporation that is wholly-owned by our largest stockholder at a below market rent. We anticipate entering into a long-term lease with the building owner which is expected to result in a rent increase. Other occupancy and office expense consists of the cost of utilities and general office supplies.

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

Results of Operations.

     Year Ended June 30, 2001, Compared to Six Months Ended June 30, 2000 — Income.

     Internet service fees for the year ended June 30, 2001, were $506,670 as compared to $225,548 for the six months ending June 30, 2000. This increase in fees was the primary result of an increase in total subscribers from approximately 1,800 subscribers at June 30, 2000, to approximately 1,884 subscribers at June 30, 2001. We attribute this increase in subscribers primarily to effective use of print advertising directed toward potential dial up customers. Other revenue increased significantly during the year ended June 30, 2001, as compared to the comparable year because we curtailed our advertising for our ancillary services, such as Web page hosting and design. We intend to grow revenue in this area by directing additional advertising to potential customers of these services.

     Cost of revenues.

     Cost of revenues for the year ended June 30, 2001, was $177,338 as compared to $82,326 for the six months ended June 30, 2000. This decrease was primarily due to the acquisition of additional telephone lines and leasing of new equipment connected with the increase in total subscribers. However, the cost per subscriber has actually decreased as economies of scale are realized.

Advertising. Advertising for the year ended June 30, 2001, was $3,150 as compared to $4,720 for the six months ended June 30, 2000. This decrease in advertising expense was due to the withdrawal of our public offering and resulting lack of operating revenue as well as a temporary hold on new advertising while our management explored different opportunities for our future which ultimately resulted in the proposed merger with WWI.

Bank and Service Charges. Bank and credit card service charges for the year ended June 30, 2001, were $14,154 as compared to $9,342 for the six months ended June 30, 2000. These charges are typically generated by subscribers and their use of the monthly billing system which is generally paid by credit card. There was no material change in this category.

Consulting Fees. Consulting fees for the year ended June 30, 2001, were $63,192 as compared with $154,000 for the six months ended June 30, 2000. The decline was due to a lack of merger related activities with Internet Services Network, Inc. that occurred in fiscal year 2000.

Employee Leasing Costs. Employee leasing costs for the year ended June 30, 2001, were $-0- as compared to $47,743 for the six months ended in June 30, 2000. This decline was a result of changes in payroll processing and accounting methods with ADP payroll services.

Other Occupancy and Office Expenses. Other occupancy and office expenses for the year ended June 30, 2001, were $46,776 as compared to $18,991 for the six months ended June 30, 2000. This increase was primarily due to increases in insurance, printing, repairs and maintenance.

Other expenses. Other expenses for the year ended June 30, 2001, were $19,406 as compared to $9,143 for the six months ended June 30, 2000. Professional fees for June 30, 2001, were $162,254 as compared with $55,598 for the six month period ended June 30, 2000. The increase in professional fees was due primarily to professional fees associated with the aborted registration statement and the preparation of our year 2000 audited statements. These expenses are more fully described in NOTE J of our audited financial statements.

     Liquidity and Capital Resources.

     In the fiscal year ended June 30, 2001, we financed our operations primarily through cash generated from operations. We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during the next fiscal. Although we continue to explore opportunities to acquire the subscriber base of other Internet service providers in the vicinity of our current market area, we may not be able to complete any such acquisitions nor expand our business into the wireless broadband business, without the additional proceeds we had initially anticipated from the contemplated sale of our common stock. Without an influx of additional capital, we will not be able to achieve our business objectives.

     Seasonal Aspects of Business.

     There is a strong seasonal influence which is associated with our location in Southwest Florida, a popular winter residence for retirees from northern states. As a consequence, during the winter months, subscriber numbers increase rapidly and, during the summer months, they decrease significantly. Beginning in 2001, we will offer our customers who are part-time Southwest Florida residents the ability to maintain their e-mail account with us and we will forward their e-mail communications to their summer residences’ accounts during periods when they are not in residence in Southwest Florida. We will charge a monthly fee of $5.00 for this service. We believe that this new service will help recapture these individuals as full-paying subscribers when they return to our service area during the winter months. The extent to which this new service is successful may not be known until the end of the next fiscal year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

     This report contains forward-looking statements within the meaning of the federal securities laws with respect to our operations, industry, financial condition, and liquidity. These statements typically include words or phrases such as “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions.

     We have based our forward-looking statements on current plans, expectations, goals, and projections, including those associated with the wireless Internet services we plan to provide, that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by our statements due to a variety of factors including:

•	we may fail to be competitive with existing and new competitors;

•	we may not retain or grow our subscriber base;

•	we may or may not be able to adequately respond to technological developments impacting the Internet;

•	financing may not be available to us when needed;

•	our largest stockholder will reduce or eliminate his financial support;

•	a significant adverse change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted;

•	the number of subscribers who return to our service area during the winter season may decrease thereby decreasing our potential subscriber base;

•	we may not obtain the desired frequency spectrum from the FCC which is necessary for the success of our planned wireless Internet service; and

•	a significant reversal in the trend toward increased usage of the Internet may occur.

     Thus, forward-looking statements should be viewed as strategic objectives rather than absolute targets of future performance.

ITEM 7. FINANCIAL STATEMENTS.

Board of Directors and Stockholders
ISNI.net, Inc.
Punta Gorda, Florida

Independent Auditors’ Report.

We have audited the accompanying balance sheets of ISNI.net, Inc. as of June 30, 2001 and 2000 and the related statements of operations, stockholder’s deficit and cash flows for the year ended June 30, 2001 and the six months ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISNI.net, Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the year ended June 30, 2001 and the six months ended June 30, 2000 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company incurred recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Naples, Florida
September 13, 2001

BALANCE SHEETS

ISNI.net, INC.

June 30, 2001 and 2000

	2001	2000

A S S E T S

CURRENT ASSETS

Cash	$6,653	$0

Employee advances	1,457	0

Prepaid expenses	0	18,750

TOTAL CURRENT ASSETS	8,110	18,750

PROPERTY AND EQUIPMENT, NET – NOTES C AND E	76,520	83,131

	$84,630	$101,881

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES

Lines of credit – NOTE D	$77,313	$18,821

Bank overdraft	0	19,830

Accounts payable	114,671	64,043

Accrued liabilities	4,173	1,840

Deferred revenue	10,286	8,997

Due to stockholders	158,000	143,750

Due to affiliates	5,627	15,842

Current portion of capital lease obligation	13,468	15,858

TOTAL CURRENT LIABILITIES	383,538	288,981

CAPITAL LEASE OBLIGATION, LESS CURRENT PORTION	8,375	17,726

STOCKHOLDER’S DEFICIT – NOTE B

Preferred stock, $.0001 par value, authorized 20,000,000 shares, no shares issued and outstanding	0	0

Common stock, $.0001 par value, authorized 100,000,000 shares, issued and outstanding 26,743,000 and 26,661,000 shares as of June 30, 2001 and June 30, 2000, respectively	2,674	#NAME?

Additional paid-in capital	195,971	122,580

Accumulated deficit	(505,928)	(330,072)

TOTAL STOCKHOLDER’S DEFICIT	(307,283)	#NAME?

	$84,630	#NAME?

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS

ISNI.net, INC.

Year ended June 30, 2001 and six months ended June 30, 2000

	2001	2000

INCOME

Internet service fees	$506,670	$225,548

Other revenue	1,682	340

TOTAL INCOME	508,352	225,888

OPERATING EXPENSES

Cost of revenues	177,338	82,326

Advertising	3,150	4,720

Bank and service charges	14,154	9,342

Consulting fees	63,192	154,000

Depreciation	22,595	9,209

Employee leasing costs	0	47,743

Wages and payroll taxes	133,540	0

Rent	18,634	9,264

Professional fees	162,254	55,598

Other occupancy and office expenses – NOTE I	46,776	18,991

Other expenses – NOTE J	19,406	9,143

TOTAL OPERATING EXPENSES	661,039	400,336

LOSS FROM OPERATIONS	(152,687)	(174,448)

OTHER DEDUCTION

Interest expense	23,169	7,823

LOSS BEFORE INCOME TAXES	(175,856)	(182,271)

INCOME TAXES – NOTE F	0	0

NET LOSS	$(175,856)	$(182,271)

LOSS PER SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	26,667,016	26,217,500

See accompanying notes to financial statements

STATEMENTS OF STOCKHOLDER’S DEFICIT

ISNI.net, INC.

Year ended June 30, 2001 and six months ended June 30, 2000

	COMMON STOCK		ADDITIONAL
			PAID-IN	ACCUMULATED
	SHARES (000's)	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance (deficit)

December 31, 1999	26,661	$2,666	$85,206	$(147,801)	$(59,929)

Payments made by principal shareholder on company’s behalf		0	37,374	0	37,374

Comprehensive loss:

Net loss for June 30, 2000		0	0	(182,271)	(182,271)

Total comprehensive loss					(182,271)

Balance (deficit)

June 30, 2000	26,661	2,666	122,580	(330,072)	(204,826)

Payments made by principal shareholder on company’s behalf		0	32,399	0	32,399

Proceeds from issuance of common stock	82	8	40,992	0	41,000

Comprehensive loss:

Net loss for June 30, 2001		0	0	(175,856)	(175,856)

Total comprehensive loss					(175,856)

Balance (deficit)

June 30, 2001	26,743	$2,674	$195,971	$(505,928)	$(307,283)

STATEMENTS OF CASH FLOWS

ISNI.net, INC.

Year ended June 30, 2001 and six months ended June 30, 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(175,856)	$(182,271)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	22,595	9,209

Loss on disposal of assets	1,743	0

Decrease (increase) in prepaid expenses	18,750	(14,207)

Increase in employee advances	(1,457)	0

Increase in accounts payable and other liabilities	34,420	66,013

NET CASH USED IN OPERATING ACTIVITIES	(99,805)	(121,256)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(12,983)	(9,740)

NET CASH USED IN INVESTING ACTIVITIES	(12,983)	(9,740)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings on (payments of) short-term debt	58,492	(2,609)

Net borrowings from affiliates and stockholders	4,035	92,899

Principal payments on capital lease obligations	(16,485)	(5,011)

Bank overdraft	0	8,205

Payments made by principal stockholder on company’s behalf	32,399	37,374

Net proceeds from issuance of common stock	41,000	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	119,441	130,858

NET INCREASE (DECREASE) IN CASH	6,653	(138)

CASH

Beginning of period	0	138

End of period	$6,653	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$9,715	$1,918

Capital lease obligation incurred for the acquisition of new equipment	$4,745	$12,166

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

ISNI.net, INC.

June 30, 2001 and 2000

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

ISNI.net, Inc. (“ISNI” or the “Company”), formerly known as Hawkeye Corporation, was incorporated as a Delaware corporation on August 31, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. During March 2000, the Company consummated a merger with Internet Services Network, Inc. (“Internet Services”). The remaining combined corporation acts as an internet service provider serving individuals and small businesses primarily in Charlotte County, Florida. ISNI is also a provider of web hosting services, a complement to its internet access business.

The Company offers up to 56K modem access and IDSN (Integrated Digital Service Network) connectivity. As of June 30, 2001, the Company served approximately 1,900 subscribers, including 27 web hosting subscribers. The Company’s services include dial-up Internet access, web hosting, and other value-added services such as web page design and web-server co-location. The Company’s dial- up internet access and web hosting are offered in various price and usage plans designed to meet the needs of its customers.

Property and Equipment:

Property and equipment are recorded at historical cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

Revenue Recognition:

The Company recognizes revenue when services are provided. Deferred revenue represents amounts relating to the prepayment of internet service fees. These amounts will be recognized as services are provided, typically during the following two month period. The company has a six month service program in which the customer can suspend service while out of the geographic area. Recognition of revenue under these contracts will occur similar to the shorter contracts entered into by the company; as services are provided. Deferred revenue levels may increase due to the customers ability to suspend service as a result of this program.

Advertising:

The Company expenses the costs of advertising as incurred. Advertising expense for the year ended June 30, 2001 and the six months ended June 30, 2000 was $3,150 and $4,720, respectively.

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates:

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share of Common Stock:

Earnings per share are based on the weighted average number of shares outstanding during the year plus, where applicable, common stock equivalents attributable to stock options and warrants.

NOTE B – CONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS

Controlling Interest:

One stockholder (the “principal stockholder”) owns directly and indirectly approximately 87% of the Company’s outstanding stock.

Related Party Transactions:

During the year ended June 30, 2001, the Company received advances from the principal stockholder and made payments on advances made from two corporations affiliated with the principal stockholder. As of June 30, 2001, the Company owed $5,627 to the affiliated corporations and $153,000 to the principal stockholder. The advances from the principal stockholder and the affiliated corporations are unsecured, interest free and are payable on demand. However, in accordance with SEC Staff Accounting Bulletin 1:B.1. interest expense has been recorded on the above advances using market rates of interest for similar “arm’s length” loans at local financial institutions, ranging from 7% to 9.5%. Interest expense charged to operations under these advances and the company’s lines of credit (Note D) totaled $23,169 and $7,823 for the year ended June 30, 2001 and the six months ended June 30, 2000, respectively.

The Company sub-leases office space from one of the affiliated corporations for an amount which is considered below market rent. The agreement provides for monthly rent to be paid as well as portions of all real estate taxes, utilities, insurance and maintenance of the property. The office space leased from the affiliate corporation is under a month-to-month operating lease calling for payments of $918. Additionally, in accordance with SEC Staff Accounting Bulletin 1:B.1. rent expense has been increased to reflect fair market value rent on the space occupied by ISNI based on similar “arm’s length” third party agreements. Rental expense charged to operations under this lease totaled $18,634 and $9,264 for the year ended June 30, 2001 and the six months ended June 30, 2000, respectively.

NOTE B – CONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS (CONTINUED)

From inception of Internet Services (Note G), the President/CEO provided his services for no compensation. Additionally, from March 2000 the COO of ISNI was compensated by the President/CEO individually. In accordance with SEC Staff Bulletin 1:B.1. the company has recorded as consulting fees the fair value of the services provided by the President/CEO and the COO. Consulting fees charged to operations totaled $63,192 and $27,500 for the year ended June 30, 2001 and the six months ended June 30, 2000, respectively.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30:

	2001	2000

Leasehold improvements	$11,872	$11,396

Furniture and office equipment	5,861	3,593

Computer equipment and software	62,634	44,587

Equipment under capital lease	37,669	43,855

Sign	942	942

	118,978	104,373

Less accumulated depreciation	42,458	21,242

	$76,520	$83,131

Depreciation expense for the year ended June 30, 2001 and the six months ended June 30, 2000 was $22,595 and $9,209, respectively.

NOTE D – BANK LINES OF CREDIT

The corporation has available $85,000 in four unsecured lines of credit payable to various banks. As of June 30, 2001, the Company had borrowed $77,313 on demand notes under these agreements with interest rates ranging from 9% to 15.99%. One of the notes, for $50,000, is personally guaranteed by the principal stockholder of the corporation.

NOTE E – LEASES WHERE COMPANY IS LESSEE

     The Company leases certain equipment under capital lease obligations. The monthly payments total $1,308 including interest. The equipment under capital lease obligations is depreciated over its estimated useful life and consists of the following at June 30:

	2001	2000

Computer equipment and software	$37,669	$43,855

Less accumulated depreciation	10,763	6,697

	$26,906	$37,158

NOTE E – LEASES WHERE COMPANY IS LESSEE (CONTINUED)

Following is a summary of future minimum lease payments under capital leases, together with the present value of net minimum lease payments as of June 30, 2001:

Year Ending -

June 30, 2002	$16,107

June 30, 2003	7,868

June 30, 2004	1,245

TOTAL MINIMUM LEASE PAYMENTS	25,220

Less amount representing interest	3,377

PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	21,843

CURRENT PORTION OF CAPITAL LEASE OBLIGATION	13,468

LONG TERM CAPITAL LEASE OBLIGATION	$8,375

NOTE F – INCOME TAXES

     At June 30, 2001 and 2000, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance is recorded at June 30, 2001.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ISNI.net, INC.
June 30, 2001 and 2000

NOTE F – INCOME TAXES (CONTINUED)

     The components of deferred tax assets and deferred tax liabilities at June 30, are as follows:

	2001	2000

Deferred tax assets:

Net operating loss carryforwards	$35,283	$26,890

	35,283	26,890

Deferred tax liabilities:

Depreciation on property and equipment	4,583	3,495

Other	0	135

	4,583	3,630

	30,700	23,260

Valuation allowance	(30,700)	(23,260)

Deferred tax assets, net	$0	$0

     At June 30, 2001 and 2000, the Company had a tax net operating loss carryforward of approximately $172,114 and $89,600, respectively, expiring in various amounts between 2018 and 2021.

NOTE G – MERGER

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

The stock-for-stock transaction caused Internet Services, which was formed in 1997, to be legally merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the merger, the separate existence of Internet Services ceased. Internet Services’ operations through the date of merger consisted primarily of acting as an internet service provider. Under the agreement, each outstanding share of Internet Services’ common stock was converted into and exchanged for 24,000 shares of the Company’s common stock. The historical financial statements of the Company, prior to the merger, were retroactively restated to be those of Internet Services. Information concerning stockholders’ equity and per share data has been restated on an equivalent share basis giving effect to the difference in par value of the Company’s stock with an offset to paid in capital. The accumulated deficit of Internet Services was carried forward after the acquisition.

As part of the merger, Internet Services paid $125,000 in consulting fees during the six months ended June 30, 2000 for services related to entering into and closing of the merger agreement between Hawkeye and Internet Services.

NOTE H – SUBSEQUENT EVENTS

On September 18, 2001, the Company filed an information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 in contemplation of an Agreement and Plan of Merger, in which ISNI.net plans to acquire all of the issued and outstanding shares of stock of World Wide Internet, Inc., as a wholly owned subsidiary in exchange for 19,500,000 shares of ISNI.net’s common stock. Additionally, as part of the merger, the Company will authorize Class B common stock and the majority shareholder will exchange 23,000,008 shares of ISNI.net, Inc. Class A common shares for 3,900,000 Class B common shares. The merger is anticipated to become effective during October 2001.

NOTE I – OTHER OCCUPANCY AND OFFICE EXPENSES

The following amounts comprise general operating expenses for the year ended June 30, 2001 and the six months ended June 30, 2000:

	June 30, 2001	June 30, 2000

Equipment rental	$513	$1,289

Licenses and permits	259	0

Office supplies	5,573	8,349

Postage and delivery	5,651	2,780

Repairs and Maintenance	4,045	2,454

Utilities	1,992	1,292

Printing	9,892	788

Insurance	18,851	2,039

TOTALS	$46,776	$18,991

NOTE J –OTHER EXPENSES

The following amounts comprise other expenses for the year ended June 30, 2001 and the six months ended June 30, 2000:

		June 30, 2001	June 30, 2000

Automobile		$0	$650

Commission		3,680	405

Contributions		1,129	0

Dues and subscriptions		1,217	1,849

Management fees		0	2,375

Miscellaneous		9	1,772

Other taxes		612	360

Travel and entertainment		3,726	1,732

Loss on disposal of assets		1,743	0

Education and training		2,016	0

Professional Development		5,274	0

	TOTALS	$19,406	$9,143

NOTE K – COMMITMENTS AND CONTINGENCIES

As of June 30, 2001, the Company had entered into an agreement with a local telecommunications company to provide the companies backbone communications to the Internet and to the company’s customers. The agreement calls for monthly payments of $6,138 for a period of 60 months, expiring May 2005.

NOTE L – UNCERTAINTY ABOUT CONTINUING AS A GOING CONCERN

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained net losses since its inception and has consumed cash from operations in all prior years. At June 30, 2001, total current liabilities exceed total current assets by $375,428 and the Company has a stockholder’s deficit of $307,283, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Name	Age	Position	Term

Werner K. Ebner	54	President, Chief Executive Officer and Director	2001-2002

Dieter Maschewsky	55	Vice-Pres., Chief Operating Officer and Director	2001-2002

J. Lesly Benoit, Jr.	30	Chief Financial Officer, Secretary and Director	2001-2002

Dr. Reinhard Schiffel	57	Director	2001-2002

Jeremy Scott Joiner	36	Director	2001-2002

     Werner K. Ebner. Mr. Ebner has served as our President, Chief Executive Officer, and a director since the merger with our predecessor, Internet Services Network, Inc., in March 2000. From October 1997 to March 2000, Mr. Ebner served in those same capacities with Internet Services, which he founded. From April 1995 until the present, Mr. Ebner also has served as the President and a director of Ebner Corporation, an import/export computer wholesaler which he founded. From May 1973 until October 1997, Mr. Ebner served as President of Panatronic AG, a distributor of electronic components, integrated circuits, mainframe computers, personal computers, and PC components. From May 1984 until October 1996, Mr. Ebner was President of Panatronic Far-East, a computer manufacturing facility in Taiwan that supplied personal computers to Panatronic AG and other vendors for distribution in Europe and Asia.

     Dieter Maschewsky. Mr. Maschewsky has served as our Chief Operating Officer, Vice-President, and a director since the merger in March 2000 with Internet Services Network, Inc. He currently is a director of 3D Communications Ltd., a company engaged in wireline and wireless communications in Cairo, Egypt. He also is a director of Telecell Inc. and Telecell International Inc., both of which are engaged in telecommunication consulting services and wireless local loop systems design and engineering. He is a consultant to IQ-Wireless GmbH in Berlin, Germany, a company developing state-of-the-art wireless communication systems, and a director in Wireless Internet Access Corporation, a company affiliated with IQ-Wireless. None of these companies are required to file reports with the SEC. From July 1993 until March 2000, Mr. Maschewsky was President of Telecell Inc. From July 1994 to April 1995, he also worked as a consultant to Christiani & Nielsen PLC, in Bangkok, Thailand, where he was responsible for the formation, registration, and capitalization of a new subsidiary company, Christiani & Nielsen AG, in Berlin.

     Mr. Maschewsky earned his Masters Degree in Science at the University of Clausthal- Zellerfeld in Germany.

     J. Lesly Benoit, Jr. Mr. Benoit has served as our Chief Financial Officer, Secretary, and a director since the merger with our predecessor in March 2000. From February 2000 to March 2000, Mr. Benoit served as Director of Finance and Chief Financial Officer of our predecessor corporation, Internet Services. From January 1999 until his promotion in February 2000, he served as Controller of Internet Services, Ebner Corporation, and Computer Center Corp., all companies wholly-owned by Mr. Ebner at that time. From October 1998 until January 1999, he was a manager for Ebner Corporation. From September 1997 to June 1998, Mr. Benoit was general manager of Club Benjamenz, a social club in North Carolina, responsible for general management, promotion, marketing, and accounting. From January 1996 to August 1997, he was an accounting clerk/bookkeeper at PLD International Corporation, a Florida-based fragrance wholesaler.

     While Mr. Benoit currently devotes the majority of his time to our business, he also provides administrative services to Ebner Corporation and Computer Center Corp.

     Prof. Dr. Reinhard Schiffel. Dr. Schiffel has served as one of our directors since the merger with Internet Services in March 2000. From January 2000 until the present, Dr. Schiffel has served as Chief Executive Officer of IQ- Wireless GmbH, a German corporation, which developed and manufactures the IAP Wireless Broadband System. From January 1995 to December 1999, Dr. Schiffel was the Head of Research and Development at Jenoptik Communications GmbH, a German company, which manufactured wireless local loop systems and other wireless telecommunication products. Dr. Schiffel graduated from the Technical University of Dresden, Germany, with a Dr.sc.techn.

     Jeremy Scott Joiner. Mr. Joiner has served as one of our directors since the merger with Internet Services in March 2000. From August 1997 to the present, Mr. Joiner has been a certified public accountant and shareholder of the accounting firm of Loricco, Williams, Crosland and Joiner, CPA, P.A. Mr. Joiner’s current accounting practice involves consulting, financial statements, audits, tax compliance, research and planning, and write-up services. From October 1990 to August 1997, Mr. Joiner was a certified public accountant with Webb, McQueen & Co. Mr. Joiner received a Bachelor of Science in Accounting degree, with honors, from Oral Roberts University and also has received a Masters degree, with honors, in Accounting from the University of Florida.

Other Management Information.

     Our Board of Directors met once from the time of our incorporation in 1999. As of the date of this report, we do not have any committees of the Board of Directors. Our Board of Directors intends to authorize the formation of an Audit Committee and a Compensation Committee after our next annual meeting of stockholders. Each director serves until the next annual meeting of our stockholders and until his or her successor has been elected or until his or her prior death, resignation, or removal. Each executive officer holds office until his successor has been appointed or until his prior death, resignation, or removal. There are no family relationships among our directors and executive officers. Our board of directors intends to authorize the formation of an Audit Committee and a Compensation Committee after our next annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of the our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our 2000 fiscal year, all such filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The table below gives information regarding all annual, long-term, and other compensation paid by us or our predecessor to our Chief Executive Officer for fiscal years ended June 30, 2000, 1999, and 1998. There are no executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during any of the years indicated below. The individual listed below in this table is referred to elsewhere in this report as the “named executive officer.”

Annual Compensation.

     The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended June 30, 2001 and for six months ending June 30, 2000.

SUMMARY COMPENSATION TABLE

					ALL OTHER
			SALARY	BONUS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR		($)	($)	($)

Werner K. Ebner,	2001	[1]	$36,218	0	0

President and Chief	2000	[2]	$17,500	$0	$0

Executive Officer	1999		$26,000	$0	$0

Dieter Maschewsky	2001	[3]	$15,862

Vice-president and Chief Operating Officer

[1] These funds were paid to Ebner Corporation as consulting fees for Mr. Ebner’s services pursuant to a verbal agreement.

[2] six months

[3] These funds were paid to Telecell International, Inc. as consulting fees for Mr. Maschewsky’s services pursuant to a verbal agreement.

     We do not have employment agreements with any of our officers or employees. No stock options were granted during the fiscal year ended June 30, 2001, to the named executive officer or any other officer or employee.

Compensation of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2001 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	the named executive officer; and

•	all directors and executive officers as a group.

     We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

NAME OF BENEFICIAL OWNER	NUMBER		PERCENT	TITLE/CLASS

Werner K. Ebner	23,208,000	(1)(2)	87.0	common

Eric S. Nelson	3,855,734	(3)	7.6	common/warrants

[1] Includes 100,000 shares of common stock owned by Mr. Ebner’s spouse and 100,000 shares of common stock held by Mr. Ebner’s minor children.

[2] Pursuant to the terms of the Merger agreement with WWI, Mr. Ebner will exchange all of his shares for 3.9 million Class B common shares, reducing his ownership percentage in the Company to 15.1%. However, if at the end of eight (8) months from the closing of this transaction, the market value of Mr. Ebner’s 3,900,000 Class B common shares is less than 1 million dollars then the Company. will issue Mr. Ebner additional shares to increase the market value of his holdings to $1,000,000.

[3] This figure includes: direct ownership of 96,000 shares; indirect ownership through Sterling Investment Services, Inc. 620,566 shares; indirect ownership and voting control of ESN Financial Services, LP (for which Sterling Investment Services, Inc. is general partner, and in which it owns 3% equity) 489,168 shares; and 1,325,000 Class A and 1,325,000 Class B Warrants, immediately exercisable into common shares on a 1 for 1 basis issued pursuant to a consulting agreement with Coral Capital Partners, a company owned by Mr. Nelson. The percent ownership is based upon 29,393,000 shares outstanding.

SHARES BENEFICIALLY OWNED BY MANAGEMENT

NAME OF BENEFICIAL OWNER(1) MANAGEMENT	NUMBER		PERCENT	TITLE/CLASS

Werner K. Ebner	23,208,000	(2)(3)	87%	common

Lesly Benoit, Jr	250,000		.09	common

Dieter Maschewsky	250,000		.09	common

Reinhard Schiffel	10,000		.004	common

Jeremy Scott Joiner	10,000		.004	common

All directors and executive officers as a group (5 persons)	23,708,000	(2)	87.19%

[1] The address for each of the persons named above is c/o ISNI.net, Inc., 204 East McKenzie Street, Unit D, Punta Gorda, Florida 33950.

[2] Includes 100,000 shares of common stock owned by Mr. Ebner’s spouse and 100,000 shares of common stock held by Mr. Ebner’s minor children.

[3] Pursuant to the terms of the Merger agreement with WWI, Mr. Ebner will exchange all of his shares for 3.9 million Class B common shares, reducing his ownership percentage in the Company to 15.1%. However, if at the end of eight (8) months from the closing of this transaction, the market value of Mr. Ebner’s 3,900,000 Class B common shares is less than 1 million dollars then the Company will issue Mr. Ebner additional shares to increase the market value of his holdings to $1,000,000.

Possible Change of Control.

     In connection with the proposed merger agreement referred to in the Information Statement filed with the SEC in August 30, 2001, should the transaction close, with WWI, Mr. Ebner will exchange all of his shares for 3.9 million Class B common shares, reducing his ownership percentage. Likewise, Mr. Ray Boulari, the President and Chief Executive Officer of WWI will be issued 19.5 million Class A shares of an adjusted pro forma total of 27,135,000 or approximately 72%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended June 30, 2001, the Company received advances from the principal stockholder and made payments on advances made from two corporations affiliated with the principal stockholder. As of June 30, 2001, the Company owed $5,627 to the affiliated corporations and $153,000 to the principal stockholder. The advances from the principal stockholder and the affiliated corporations are unsecured, interest free and are payable on demand. However, in accordance with SEC Staff Accounting Bulletin 1:B.1. interest expense has been recorded on the above advances using market rates of interest for similar “arm’s length” loans at local financial institutions, ranging from 7% to 9.5%. Interest expense charged to operations under these advances and the company’s lines of credit (Note D) totaled $23,169 and $7,823 for the year ended June 30, 2001 and the six months ended June 30, 2000, respectively.

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

     We also sub-lease office space from Ebner Corporation. Our month-to-month agreement provides for monthly rent of $918, as well as a pro rata share of all real estate taxes, utilities, insurance, and maintenance of the property. Rental expense charged to operations under this lease totaled $18,634 for the year ended June 30, 2001.

     On March 13, 2001, the Company entered a Consulting Agreement with Coral Capital Partners, a company owned by Eric Nelson. The agreement required Mr. Nelson’s company to provide corporate finance and financial advisory services to the Company for one year. The agreement renews automatically unless terminated by advance written notice. Coral Capital Partners for its consideration received Class A and B warrants each immediately exercisable into 1,325,000 common shares at a price of $5.00 and $3.00 per share, respectively. The warrants expire at 5:00 p.m. on March 10, 2004. The warrant carry a redemption feature designed to force their exercise if the common stock closes above 150% of the exercise price for 20 consecutive trading days. In addition, the consulting agreement entitles Coral Capital Partners to demand registration rights.

     On August 30, 2001 we filed an Information Statement with the Securities and Exchange Commission pursuant to Section 14(C) of the Securities and Exchange Act of 1934 (the “Act”) and Schedule 14C thereunder in connection with a proposed merger with World Wide Internet, Inc. (“WWI”) which contains the following key terms:

•	We have formed a wholly owned subsidiary corporation ISNI Acquisitions, Inc.

•	ISNI Acquisitions, Inc. will acquire from WWI’s sole stockholder, Ray Bolouri, all the outstanding shares of WWI. in exchange for 19,500,000 shares of our Company’s common stock.

•	Werner Ebner, the majority shareholder of our Company, will exchange his 23,008,000 common shares of the Company for 3,900,000 newly created Class B Common Shares of the Company. The Class B Shares will be identical in all respects to the Company’s Class A common shares, except that:

•	they are subject to a lock-up agreement and may not be sold for an eight month period following the closing of the merger, and

•	if at the end of eight (8) months from the closing of the merger transaction, the market value of Werner Ebner’s 3,900,000 Class B common shares is less than 1 million dollars, then we will issue Mr. Ebner additional shares to increase the market value of his holdings to $1,000,000. At the end of the eight-month period, the Class B shares will be converted into the Company’s Class A common.

     On August 30, 2001, by majority consent, 86% of our shareholders of record, represented by Mr. Ebner’s shares, approved this transactions. The merger is expected to close on about October 16, 2001. The following reasons were cited for the proposed merger. ISNI.net, Inc. is an Internet Service Provider (ISP) operating in the city of Punta Gorda and surrounding areas of Charlotte County, Florida. We have been a publicly reporting company filing with the Securities and Exchange Commission since filing our initial registration statement September of 1999. The shares of ISNI.net, Inc. are not yet publicly traded. Werner Ebner, the President and majority shareholder of ISNI has moved to the island of Cypress to actively manage other business ventures on the island and wishes to divest himself of his holdings within the United States. Following the merger Mr. Ebner will no longer actively involve him self in the Company. Additional information with respect to this proposed merger will be included in the Information Statement which we have filed with the SEC. and available to the public over the Internet at the SEC’s web site at http://www.sec.gov. The Company expects that the merger will expand the geographic reach of the Company’s business.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) The following financial statements are included in this report under Item 7:

Independent Auditors’ Report.

Balance Sheets as of June 30, 2001 and June 30, 2000.

Statements of Operations for the year ended June 30, 2001 and six months ended June 30, 2000.

Statements of Stockholders’ Deficit for the year ended June 30, 2001 and six months ended June 30, 2000.

Statements of Cash Flows for the year ended June 30, 2001 and six months ended June 30, 2000.

Notes to the Financial Statements.

(2) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2	Plan of Merger between ISNI.Net, Inc. and World Wide Internet, Inc., previously filed as Exhibit 99 of Schedule 14(c) Information Statement and incorporated herein by reference.

3(I)	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3(I) of Annual Report on Form 10K-SB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

3(II)	Bylaws, previously filed as Exhibit 3(II) of Annual Report on Form 10K-SB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

4	Instruments defining the rights of holders. Reference is made to Articles Five, Six, Seven, Eight, Nine, Ten, Eleven, Twelve, and Thirteen of the Amended and Restated Certificate of Incorporation as incorporated by reference herein, previously filed as Exhibit 4 of Annual Report on Form 10K-SB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

23(I)	Consent of Allan M. Lerner, P.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISNI.NET, INC.

Dated: October 15, 2001	By: /s/ Werner K. Ebner

Werner K. Ebner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Werner K. Ebner	President, Chief Executive	October 15, 2001
Officer and Director
Werner K. Ebner

/s/ Dieter Maschewsky	Chief Operating Officer,	October 15, 2001
Vice-President and Director
Dieter Maschewsky

/s/ J. Lesly Benoit, Jr.	Chief Financial Officer,	October 15, 2001
Secretary and Director
J. Lesly Benoit, Jr.

/s/ Reinhard Schiffel	Director	October 15, 2001

Reinhard Schiffel

/s/ Jeremy Scott Joiner	Director	October 15, 2001

Jeremy Scott Joiner