Form 10-Q
period 2001-09-30
ISNI NET INC
filed 2001-11-19
CIK 1098846

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

[ ]    Transaction report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _______________ to ______________

       Commission file number 0-28065

                                 ISNI.NET, INC.
                             -----------------------
                             Full Name of Registrant

           DELAWARE                                       56-2489419
------------------------------                         ------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)


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

Yes [X]      No [ ]

         As of November 14, 2001 there were 26,743,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format
Yes [ ]      No [ ]

                                TABLE OF CONTENTS

PART I.......................................................................2
         ITEM 1. FINANCIAL STATEMENTS........................................2
         BALANCE SHEETS......................................................2
         NOTES TO FINANCIAL STATEMENTS.......................................5
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION ..........................................................5
         RESULTS OF OPERATIONS...............................................8
         LIQUIDITY AND CAPITAL RESOURCES.....................................9
         SEASONAL ASPECTS OF BUSINESS.......................................10

PART II.....................................................................10
         ITEM 5. OTHER INFORMATION..........................................10
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8.............................11
         SIGNATURES.........................................................12

                                     PART I

FINANCIAL INFORMATION


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                                ISNI.net, INC.
                                                                BALANCE SHEETS



                                                                                         September 30, 2001        June 30, 2001
                                                                                             (unaudited)             (audited)
                                                                                         ----------------          --------------
ASSETS

Cash                                                                                           $   1,556            $   6,653
Employee advances                                                                                  2,091                1,457
                                                                                               ---------            ---------

                                                 Total Current Assets                              3,647                8,110


Property and equipment, net                                                                       72,231               76,520
                                                                                               ---------            ---------


                  Total assets                                                                 $  75,878            $  84,630
                                                                                               =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Lines of credit                                                                                $  79,429            $  77,313
Accounts payable                                                                                 113,881              114,671
Accrued liabilities                                                                                4,173                4,173
Deferred revenue                                                                                  11,594               10,286
Due to stockholders                                                                              149,762              158,000
Due to affiliates                                                                                  5,627                5,627
Current portion of capital lease obligation                                                       13,858               13,468
                                                                                               ---------            ---------
                                            Total current liabilities                            378,324              383,538

Capital lease obligation, less current portion                                                     5,221                8,375

Shareholders' equity:
  Preferred stock, par value $.0001 per share,
     20,000,000 shares authorized; no shares
     issued and outstanding                                                                            0                    0
  Common stock, par value $.0001 par value, authorized
     100,000,000 shares, issued and outstanding
     26,770,000 and 26,743,000 as of September 30, 2001                                            2,677                2,674
     and June 30, 2001, respectively
  Additional paid-in capital                                                                     213,896              195,971
  Accumulated deficit                                                                           (524,240)            (505,928)
                                                                                               ---------            ---------

                  Total shareholders' equity                                                    (307,667)            (307,283)
                                                                                               ---------            ---------

                  Total liabilities and shareholders' equity                                   $  75,878            $  84,630
                                                                                               =========            =========


See accompanying notes to financial statements



                                                           ISNI.net, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                                                             Three months ended September 30
                                                                              -----------------------------------------------------
                                                                                               2001                        2000

INCOME
      Internet service fees                                                                $    106,069                $    111,395
      Other revenue                                                                                   0                          48
                                                                                           ------------                ------------

Total revenue                                                                                   106,069                     111,443
                                                                                           ------------                ------------

OPERATING EXPENSES
      Cost of revenues                                                                           39,769                      37,043
      Advertising                                                                                   390                       1,127
      Bank and service charges                                                                    3,272                       3,214
      Consulting fees                                                                             7,375                      17,250
      Depreciation                                                                                5,826                       5,469
      Employee leasing costs                                                                          0                         488
      Wages                                                                                      29,563                      26,310
      Rent                                                                                        4,632                       4,632
      Other occupancy and office expenses                                                         7,901                      17,444
      Other expenses                                                                             20,324                      26,366
                                                                                           ------------                ------------

Total operating expenses                                                                        119,052                     139,343
                                                                                           ------------                ------------

Loss from operations                                                                            (12,983)                    (27,900)
                                                                                           ------------                ------------

OTHER DEDUCTIONS
      Interest expense                                                                           (5,330)                     (6,140)
                                                                                           ------------                ------------

Loss before taxes                                                                               (18,313)                    (34,040)
                                                                                           ------------                ------------

INCOME TAXES (CREDIT)                                                                                 0                           0
                                                                                           ------------                ------------

Net loss                                                                                   $    (18,313)               $    (34,040)
                                                                                           ============                ============

INCOME (LOSS) PER SHARE                                                                    $     (0.001)               $     (0.001)
                                                                                           ============                ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                          26,692,274                  26,661,000
                                                                                           ============                ============

See accompanying notes to financial statements



                                                            ISNI.net, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                                    Three months ended September 30
                                                                                 -----------------------------------
                                                                                     2001                     2000

Cash flows from operating activities:
      Net loss                                                                      $(18,313)               $(34,040)
      Adjustments to reconcile net loss
          to net cash used in operating activities:
          Depreciation                                                                 5,826                   5,469
          Decrease in prepaid expenses                                                     0                   3,000
          Increase in employee advances                                                 (634)                      0
          Increase in other assets                                                         0                 (42,247)
          Increase in accounts payable
             and other liabilities                                                       518                     918
                                                                                    --------                --------

      Total adjustments                                                                5,710                 (32,860)
                                                                                    --------                --------

Net cash used in operating activities                                                (12,603)                (66,900)
                                                                                    --------                --------

Cash flow from investing activities:
      Purchase of premises and equipment                                              (1,537)                 (6,826)
                                                                                    --------                --------
Net cash used in investing activities                                                 (1,537)                 (6,826)
                                                                                    --------                --------

Cash flow from financing activities:
      Net borrowings on short-term debt                                                2,116                  50,766
      Net borrowings from (repayments to)
          affiliates and stockholders                                                 (8,238)                 16,951
      Principal payments on capital lease obligations                                 (2,764)                 (7,760)
      Payments made by principal stockholder
         on company's behalf                                                          13,500                  17,230
      Net proceeds from issuance of common stock                                       4,429                       0
                                                                                    --------                --------
Net cash provided by financing activities                                              9,043                  77,187
                                                                                    --------                --------

Increase (decrease) in cash and cash equivalents                                      (5,097)                  3,461

Cash and cash equivalents, beginning of period                                         6,653                       0
                                                                                    --------                --------

Cash and cash equivalents, end of period                                            $  1,556                $  3,461
                                                                                    ========                ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $  2,780                $  2,007
                                                                                    ========                ========


See accompanying notes to financial statements

                         INTERNET SERVICE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

NOTE A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q-SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

         We are an internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of September 30, 2001, we served approximately 1,884 subscribers, including approximately 60 complementary accounts primarily held by employees and businesses that have generated customers for us, and including 27 Web hosting subscribers. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

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

         For the three months ended September 30, 2001 and 2000, the average monthly recurring revenue per dial-up subscriber was approximately $19.95 There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on their billing plan.

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

         Our Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web-hosting subscribers: $15.95 per month for "Silver,' which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 for both plans. We had 27 Web-hosting subscribers as of September 30, 2001.

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

         We advertise using paid newspaper advertisements as well as flyers. We have experienced some customer defection to providers of cable services; however, a portion of these customers return to us in order to obtain the high level of service provided by us. Higher levels of advertising and marketing may be necessary in order for us to enter new markets or increase our subscriber base in our existing market to a size large enough to generate sufficient revenue to offset such marketing expenses. We may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth and retention of existing customers. Any such increase would have a short-term negative impact on earnings. We do not defer any start-up expenses related to entering new markets.

         We are planning to add subscribers by purchasing customer bases from other Internet service providers initially in the Southwest Florida area.

         We have incurred significant credit card service charges due to the billing method of payment offered to our customers. At the quarter ended September 30, 2001, we were paying a fee of approximately 1.99% of the amount of transactions being processed monthly through credit card services. We are working to lower this rate.

         We have used the services of an outside payroll company in the past in order to keep our costs of staffing to a minimum and we continue to do so. At the quarter ended September 30, 2001 we had four full time employees. These employees were in the areas of customer support and maintenance, accounting and administration.

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

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Income. Internet service fees for the three months ended September 30, 2001 were $106,069 as compared to$111,395 for the comparable three months in 2000. This decrease was the result of an decrease in total subscribers from approximately 2,160 subscribers at September 30, 2000 to approximately 1,884 subscribers at September 30, 2001. Other revenue decreased to $0 from $48 during the three months ended September 30, 2001, as compared to the comparable period in 2000. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services. In addition, total revenue decreased from $111,443 for the three months ended September 30, 2000 to $106,069 for the three months ended September 30, 2001.

         Cost of Revenues. Cost of revenues for the three months ended September 30, 2001 was $39,769 as compared to $37,043 for the comparable three month period in 2000. This increase of $2,726 was associated with the leasing of additional telephone lines for our increased subscriber base. This increase is also attributable to the leasing of additional telephone lines for our increased subscriber base.

         Advertising. Advertising for the three months ended September 30, 2001 was $390, as compared to $1,127 for the same period in 2000. This decrease in advertising was due to a change in our advertising methods. As a result of the decreased advertising, other revenues such as Web hosting and designing also decreased significantly.

         Bank and Service Charges. Bank and service charges for the three months ended September 30, 2001 were $ 3,272 as compared to $3,214 for the comparable period in 2000. There was no material change in this category.

         Consulting fees. Consulting fees for the three months ended September 30, 2001, were $7,375. We paid $17,250 in consulting fees in the comparable period of 2000. Consulting fees paid in the most recent quarter were paid to one Company for management services, which our chief executive officer is affiliated with.

         Employee Leasing Costs. Employee leasing costs for the three months ended September 30, 2001 were $0 as compared to $488 for the comparable period of 2000. This significant decrease was a result of the employment of our employees directly rather than through a leasing company and thus changes in payroll processing and accounting methods with ADP payroll services.

         Employee salaries. Employee salaries for the three months ended September 30, 2001 were $29,563. We paid $ 26,310 in salaries for the three months ended September 30, 2000. This represents an increase in employee salaries primarily because we have two additional technical support and accounting employees.

         Rent expenses. Rent expenses for the three months ended September 30, 2001 were $4,632, the same as in the comparable period in 2000. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other Occupancy and Office Expenses. Other occupancy and office expenses for the three months ended September 30, 2001 were $7,901 as compared to $17,444 for the comparable period in 2000. Other occupancy and office expenses decreased 54.7 % primarily due to the elimination of employee education and training, the reduction of automobile lease and other automobile-related expenses, financial printer costs relating to our SEC filings, and health insurance expenses.

         Other expenses. Other expenses for the three months ended September 30, 2001 were $20,324 as compared to $26,366 for the same period in 2000. This decrease of $6,042 is due primarily to decreased accounting and legal service expenses relating primarily to our SEC filings and organizational matters as a new public company.

Liquidity and Capital Resources

         In the quarter ended September 30, 2001, we financed our operations primarily through subscription revenue. We currently have two lines of credit in the amounts of $50,000 and $25,000 from two financial institutions. We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during our current fiscal year. We are seeking an increase in one of our lines of credit so that the aggregate amount of all lines of credit would be $250,000 in order to relieve our principal stockholder of the necessity of making further advances associated with our SEC filings. Our principal stockholder is under no obligation to fund our expenses. It is expected that our merger with World Wide Internet, Inc. which was completed in the second quarter of 2001, will also provide a new source of capital for the Company. We also intend to finance our operations in the next fiscal year by increasing the number of our subscribers to take further advantage of the economies of scale offered by a larger subscriber base and by selling up to 500,000 shares of common stock to the public. However, although we continue to explore opportunities to acquire the subscriber base of other Internet service providers in the vicinity of our current market area, we may not be able to complete any such acquisitions nor expand our business into the wireless broadband business, without the additional proceeds we had initially anticipated from the contemplated sale of our common stock. Without an influx of additional capital, we will not be able to achieve our business objectives.

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

                                    PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2 Changes in Securities

     None

ITEM 3  Defaults upon Senior Securities

     None

ITEM 4 Submission of Matters to a Vote of Security Holders

     On August 30, 2001, by majority consent, 86% of our shareholders of record, represented by Mr. Ebners shares, approved the Plan of Merger with World Wide Internet, Inc. (WWI)

ITEM 5 OTHER INFORMATION

         On September 18, 2001 we filed an Information Statement with the Securities and Exchange Commission pursuant to Section 14(C) of the Securities and Exchange Act of 1934 (the "Act") and Schedule 14C thereunder in connection with a proposed merger with World Wide Internet, Inc. ("WWI") which contains the following key terms:

> We have formed a wholly owned subsidiary corporation ISNI Acquisitions, Inc.

> ISNI Acquisitions, Inc. will acquire from WWI's sole stockholder, Ray Bolouri, all the outstanding shares of WWI. in exchange for 19,500,000 shares of our Company's common stock.

> Werner Ebner, the majority shareholder of our Company, will exchange his 23,008,000 common shares of the Company for 3,900,000 newly created Class B Common Shares of the Company. The Class B Shares will be identical in all respects to the Company's Class A common shares, except that:


     o they are subject to a lock-up agreement and may not be sold for an eight month period following the closing of the merger, and

     o if at the end of eight (8) months from the closing of the merger transaction, the market value of Werner Ebner's 3,900,000 Class B common shares is less than 1 million dollars, then we will issue Mr. Ebner additional shares to increase the market value of his holdings to $1,000,000. At the end of the eight-month period, the Class B shares will be converted into the Company's Class A common.

         The following reasons were cited for the proposed merger. ISNI.net, Inc. is an Internet Service Provider (ISP) operating in the city of Punta Gorda and surrounding areas of Charlotte County, Florida. We have been a publicly reporting company filing with the Securities and Exchange Commission since filing our initial registration statement in September of 1999. The shares of ISNI.net, Inc. are not yet publicly traded. Werner Ebner, the President and majority shareholder of ISNI has moved to the island of Cypress to actively manage other business ventures on the island and wishes to divest himself of his holdings within the United States. Following the merger Mr. Ebner will no longer actively involve himself in the Company. On August 30, 2001, by majority consent, 86% of our shareholders of record, represented by Mr. Ebner's shares, approved this transaction. The merger closed on October 16, 2001.

         On October 16 , 2001, the following individuals were elected directors of ISNI.NET, Inc.

         Ray Bolouri
         Lesly Benoit
         Torsten Josupeit
         Erik. S. Nelson

ITEM 6.EXHIBITS AND REPORTS ON FORM 8 -K

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

Dated: November 19, 2001
                                            ISNI.Net, Inc.


                                            By:  /s/ Lesly Benoit, Jr.
                                               ---------------------------
                                                    Lesly Benoit, Jr.
                                                    President