Form 10QSB
period 2001-12-31
ISNI NET INC
filed 2002-02-14
CIK 1098846

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2001

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

Yes [X]      No [ ]

         As of February 14, 2002 there were 26,770,000 shares of common stock outstanding.


Transitional Small Business Disclosure Format
Yes [ ]      No [ ]

                                TABLE OF CONTENTS

PART I..................................................................3
         ITEM 1. FINANCIAL STATEMENTS...................................4
                  BALANCE SHEETS........................................4
                  NOTES TO FINANCIAL STATEMENTS.........................8
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF .......9
                  RESULTS OF OPERATIONS................................12
                  LIQUIDITY AND CAPITAL RESOURCES......................14
                  SEASONAL ASPECTS OF BUSINESS.........................14

PART II................................................................15
         ITEM 5. OTHER INFORMATION.....................................15
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8........................16

                                     PART I
FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 8 following

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                      ISNI.net, INC.
                                                      BALANCE SHEETS



                                                               December 31, 2001         June 30, 2001
                                                                  (unaudited)              (audited)
                                                              -------------------      ----------------
ASSETS

Cash                                                                $ 106,319               $   6,653
Employee advances                                                       2,148                   1,457
Prepaid expenses                                                        1,500                       0
                                                                    ---------               ---------

                                      Total Current Assets            109,967                   8,110


Property and equipment, net                                            70,661                  76,520
                                                                    ---------               ---------


               Total assets                                         $ 180,628               $  84,630
                                                                    =========               =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Lines of credit                                                     $  81,494               $  77,313
Accounts payable                                                      116,362                 114,671
Accrued liabilities                                                     2,810                   4,173
Deferred revenue                                                       11,643                  10,286
Due to stockholders                                                   149,762                 158,000
Due to affiliates                                                       5,627                   5,627
Current portion of capital lease obligation                            13,090                  13,468
                                                                    ---------               ---------
                                   Total current liabilities          380,788                 383,538

Convertible note payable                                              100,000                       0
Capital lease obligation, less current portion                          2,463                   8,375

Shareholders' equity:
  Preferred stock, par value $.0001 per share,
     20,000,000 shares authorized; no shares
     issued and outstanding                                                 0                       0
  Common stock, par value $.0001 par value, authorized
     100,000,000 shares, issued and outstanding
     26,770,000 and 26,743,000 as of December 31, 2001                  2,677                   2,674
     and June 30, 2001, respectively
  Additional paid-in capital                                          215,775                 195,971
  Accumulated deficit                                                (521,075)               (505,928)
                                                                    ---------               ---------

               Total shareholders' equity                            (302,623)               (307,283)
                                                                    ---------               ---------

               Total liabilities and shareholders' equity           $ 180,628               $  84,630
                                                                    =========               =========


See accompanying notes to financial statements






                                                  ISNI.net, INC.
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                         Three months ended December 31
                                                  ------------------------------------------
                                                          2001                     2000

INCOME
     Internet service fees                           $    124,184           $    137,571
     Other revenue                                              0                    841
                                                     ------------           ------------

Total revenue                                             124,184                138,412
                                                     ------------           ------------

OPERATING EXPENSES
     Cost of revenues                                      28,536                 40,310
     Advertising                                            2,731                    555
     Bank and service charges                               3,267                  3,117
     Consulting fees                                       11,648                 18,639
     Depreciation                                           5,826                  5,489
     Wages                                                 25,138                 33,032
     Rent                                                   4,632                  4,632
     Other occupancy and office expenses                   14,593                 14,040
     Other expenses                                        22,658                 37,002
                                                     ------------           ------------

Total operating expenses                                  119,029                156,816
                                                     ------------           ------------

Income (loss) from operations                               5,155                (18,404)
                                                     ------------           ------------

OTHER DEDUCTIONS
     Interest expense                                      (1,989)                (6,888)
                                                     ------------           ------------

Income (loss) before taxes                                  3,166                (25,292)
                                                     ------------           ------------

INCOME TAXES (CREDIT)                                           0                      0
                                                     ------------           ------------

Net income (loss)                                    $      3,166           $    (25,292)
                                                     ============           ============

INCOME (LOSS) PER SHARE                              $     0.0001           $     (0.001)
                                                     ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    26,770,000             26,661,000
                                                     ============           ============

See accompanying notes to financial statements







                                                  ISNI.net, INC.
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                        Six months ended December 31
                                                   -----------------------------------
                                                        2001                 2000

INCOME
     Internet service fees                           $    230,253        $    248,966
     Other revenue                                              0                 889
                                                     ------------        ------------

Total revenue                                             230,253             249,855
                                                     ------------        ------------

OPERATING EXPENSES
     Cost of revenues                                      68,305              77,353
     Advertising                                            3,121               1,682
     Bank and service charges                               6,539               6,331
     Consulting fees                                       19,023              35,889
     Depreciation                                          11,652              10,958
     Employee leasing costs                                     0                 488
     Wages                                                 54,701              59,342
     Rent                                                   9,264               9,264
     Other occupancy and office expenses                   22,494              31,484
     Other expenses                                        42,982              63,368
                                                     ------------        ------------

Total operating expenses                                  238,081             296,159
                                                     ------------        ------------

Loss from operations                                       (7,828)            (46,304)
                                                     ------------        ------------

OTHER DEDUCTIONS
     Interest expense                                      (7,319)            (13,028)
                                                     ------------        ------------

Loss before taxes                                         (15,147)            (59,332)
                                                     ------------        ------------

INCOME TAXES (CREDIT)                                           0                   0
                                                     ------------        ------------

Net loss                                             $    (15,147)       $    (59,332)
                                                     ============        ============

LOSS PER SHARE                                       $     (0.001)       $     (0.002)
                                                     ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    26,765,603          26,661,000
                                                     ============        ============

See accompanying notes to financial statements





                                                   ISNI.net, INC.
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                 Six months ended December 31
                                                             -----------------------------------
                                                                   2001                2000

Cash flows from operating activities:
     Net loss                                                   $ (15,147)          $(59,332)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation                                              11,652             10,958
         Decrease (increase) in prepaid expenses                   (1,500)             6,000
         Increase in employee advances                               (691)                 0
         Increase in other assets                                       0            (97,983)
         Increase in accounts payable
            and other liabilities                                   1,685             77,814
                                                                ---------           --------

     Total adjustments                                             11,146             (3,211)
                                                                ---------           --------

Net cash used in operating activities                              (4,001)           (62,543)
                                                                ---------           --------

Cash flow from investing activities:
     Purchase of premises and equipment                            (5,793)            (7,302)
                                                                ---------           --------
Net cash used in investing activities                              (5,793)            (7,302)
                                                                ---------           --------

Cash flow from financing activities:
     Net borrowings on short-term debt                              4,181             59,420
     Net borrowings from (repayments to)
         affiliates and stockholders                               (8,238)            16,951
     Principal payments on capital lease obligations               (6,290)           (10,464)
     Proceeds from issuance of convertible note payable           100,000                  0
     Payments made by principal stockholder
        on company's behalf                                        15,378             23,408
     Bank overdraft                                                     0            (19,470)
     Net proceeds from issuance of common stock                     4,429                  0
                                                                ---------           --------
Net cash provided by financing activities                         109,460             69,845
                                                                ---------           --------

Increase in cash and cash equivalents                              99,666                  0

Cash and cash equivalents, beginning of period                      6,653                  0
                                                                ---------           --------

Cash and cash equivalents, end of period                        $ 106,319           $   --
                                                                =========           ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $   4,769           $  4,702
                                                                =========           ========


See accompanying notes to financial statements

                         INTERNET SERVICE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2001


NOTE A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10Q-SB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three month period ended December 31, 2001. These results are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

         We are an internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of December 31, 2001, we served approximately 2,209 subscribers, including approximately 60 complementary accounts primarily held by employees and businesses that have generated customers for us, and including 27 Web hosting subscribers. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

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

         For the three months ended December 31, 2001 and 2000, the average monthly recurring revenue per dial-up subscriber was approximately $19.95 There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on their billing plan.

         Beginning in October 1999, we instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a discount equivalent to two months of service and subscribers prepaying for two years receive a discount equivalent to three months. In the second year of this program, we had less than 0.1% of our customers prepaying for two years and less than 1% prepaying for one year.

         In addition, we earn a small portion of our revenue by providing Web hosting, domain registration, Web Page design services, Web-server co-location and full-time dedicated access connections to the Internet. These services have been classified as "Other revenue" on our Statements of Operations.

         Our Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web-hosting subscribers: $15.95 per month for "Silver,' which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 for both plans. We had 27 Web-hosting subscribers as of December 31, 2001.

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

         We have incurred significant credit card service charges due to the billing method of payment offered to our customers. At the quarter ended December 31, 2001, we were paying a fee of approximately 1.99% of the amount of transactions being processed monthly through credit card services. We are working to lower this rate.

         We have used the services of an outside payroll company in the past in order to keep our costs of staffing to a minimum and we continue to do so. At the quarter ended December 31, 2001 we had four full time employees. These employees were in the areas of customer support and maintenance, accounting and administration.

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

RESULTS OF OPERATIONS

         Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         Income. Internet service fees for the three months ended December 31, 2001 were $124,184 as compared to $137,571 for the comparable three months in 2000. This decrease was the result of a decrease in total subscribers from approximately 2,430 subscribers at December 31, 2000 to approximately 2,209 subscribers at December 31, 2001. Other revenue decreased to $0 from $841 during the three months ended December 31, 2001, as compared to the comparable period in 2000. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services. In addition, total revenue decreased from $138,412 for the three months ended December 31, 2000 to $124,184 for the three months ended December 31, 2001.

         Cost of Revenues. Cost of revenues for the three months ended December 31, 2001 was $28,536 as compared to $40,310 for the comparable three month period in 2000. This decrease of $11,774 was attributable to achieving economies of scale.

         Advertising. Advertising for the three months ended December 31, 2001 was $2,731, as compared to $555 for the same period in 2000. This increase in advertising was due to a change in our advertising methods.

         Bank and Service Charges. Bank and service charges for the three months ended December 31, 2001 were $ 3,267 as compared to $3,117 for the comparable period in 2000. There was no material change in this category.

         Consulting fees. Consulting fees for the three months ended December 31, 2001, were $11,648. We paid $18,639 in consulting fees in the comparable period of 2000. Consulting fees paid in the most recent quarter were paid to a company for management services, which one of our directors is affiliated with.

         Employee salaries. Employee salaries for the three months ended December 31, 2001 were $25,138. We paid $ 33,032 in salaries for the three months ended December 31, 2000. This represents a decrease in employee salaries due to a decrease in workforce.

         Rent expenses. Rent expenses for the three months ended December 31, 2001 were $4,632, the same as in the comparable period in 2000. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other Occupancy and Office Expenses. Other occupancy and office expenses for the three months ended December 31, 2001 were $14,593 as compared to $14,040 for the comparable period in 2000. There was no material change in this category.

         Other expenses. Other expenses for the three months ended December 31, 2001 were $22,658 as compared to $37,002 for the same period in 2000. This decrease of $14,344 is due primarily to decreased accounting and legal service expenses relating primarily to our SEC filings and organizational matters as a new public company.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

         Income. Internet service fees for the six months ended December 31, 2001 were $230,253 as compared to $248,966 for the comparable six months in 2000. This decrease was the result of an decrease in total subscribers to approximately 2,209 subscribers at December 31, 2001. Other revenue decreased to $0 from $889 during the six months ended December 31, 2001, as compared to the comparable period in 2000. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services. In addition, total revenue decreased from $249,855 for the six months ended December 31, 2000 to $230,253 for the six months ended December 31, 2001.

         Cost of Revenues. Cost of revenues for the six months ended December 31, 2001 was $68,305 as compared to $77,353 for the comparable six month period in 2000. This decrease of $9,048 was attributable to achieving economies of scale.

         Advertising. Advertising for the six months ended December 31, 2001 was $3,121 as compared to $1,682 for the same period in 2000. This increase in advertising was due to a change in our advertising methods.

         Bank and Service Charges. Bank and service charges for the six months ended December 31, 2001 were $ 6,539 as compared to $6,331 for the comparable period in 2000. There was no material change in this category.

         Consulting fees. Consulting fees for the six months ended December 31, 2001, were $19,023. We paid $35,889 in consulting fees in the comparable period of 2000. Consulting fees paid in the most recent quarter were paid to one Company for management services, which on of our directors is affiliated with.

         Employee salaries. Employee salaries for the six months ended December 31, 2001 were $54,701. We paid $ 59,342 in salaries for the six months ended December 31, 2000. There was no material change in this category.

         Rent expenses. Rent expenses for the six months ended December 31, 2001 were $9,264, the same as in the comparable period in 2000. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other Occupancy and Office Expenses. Other occupancy and office expenses for the six months ended December 31, 2001 were $22,494 as compared to $31,484 for the comparable period in 2000.

         Other expenses. Other expenses for the six months ended December 31, 2001 were $42,982 as compared to $63,368 for the same period in 2000. This decrease of $20,386 is due primarily to decreased accounting and legal service expenses relating primarily to our SEC filings and organizational matters as a new public company.


Liquidity and Capital Resources

         In the quarter ended December 31, 2001, we financed our operations primarily through subscription revenue. We currently have two lines of credit in the amounts of $50,000 and $25,000 from two financial institutions. We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during our current fiscal year. We are seeking an increase in one of our lines of credit so that the aggregate amount of all lines of credit would be $250,000 in order to relieve our principal stockholder of the necessity of making further advances associated with our SEC filings. Our principal stockholder is under no obligation to fund our expenses. We also intend to finance our operations in the next fiscal year by increasing the number of our subscribers to take further advantage of the economies of scale offered by a larger subscriber base and by selling up to 500,000 shares of common stock to the public. However, although we continue to explore opportunities to acquire the subscriber base of other Internet service providers in the vicinity of our current market area, we may not be able to complete any such acquisitions nor expand our business into the wireless broadband business, without the additional proceeds we had initially anticipated from the contemplated sale of our common stock. Without an influx of additional capital, we will not be able to achieve our business objectives.


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

     None

ITEM 3  Defaults upon Senior Securities

     None

ITEM 4 Submission of Matters to a Vote of Security Holders


None


ITEM 5 OTHER INFORMATION

         In the September 30, 2001 10Q-SB filed with the Commission on November 19, 2001, we inadvertently stated that Erik Nelson was elected a director of the Company on October 16, 2001. This was a scrivener's error, in fact Mr. Nelson was not elected a director, Juergen Hartwich was elected a director on November 19, 2001.

         On January 30, 2002, the Company purchased the subscribers of TNT ONLINE, INC. ("TNT") pursuant to a Subscriber Purchase Agreement between the Company and TNT. Consideration for the subscriber purchase is based upon the number of subscribers and the annual revenues of TNT.

         On December 28, 2001, the Company entered into a Convertible Secured Note Purchase Agreement with Juergen Hartwich, a director of the Company, for the sum of $100,000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

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

Dated: February 14, 2002                             ISNI.Net, Inc.


                                                     By: /s/ Ray Bolouri
                                                     ---------------------------
                                                     Ray Bolouri
                                                     President