Form 10QSB
period 2002-03-31
ISNI NET INC
filed 2002-05-15
CIK 1098846

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2002

[ ]    Transaction report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _______________ to ______________

       Commission file number 0-28065

                                 ISNI.NET, INC.
                             -----------------------
                             Full Name of Registrant

             DELAWARE                                 56-2489419
 ------------------------------                   -------------------
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

Yes [X]      No [ ]

         As of May 15, 2002, there were 26,743,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format
Yes [ ]      No [ ]

                                TABLE OF CONTENTS

PART I   ....................................................................3
         ITEM 1. FINANCIAL STATEMENTS........................................3
         BALANCE SHEETS......................................................4
         NOTES TO FINANCIAL STATEMENTS.......................................8
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION...........................................................9
         RESULTS OF OPERATIONS..............................................12
         LIQUIDITY AND CAPITAL RESOURCES....................................14
         SEASONAL ASPECTS OF BUSINESS.......................................14

PART II  ...................................................................15
         ITEM 5.            OTHER INFORMATION...............................15
         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8...................16

                                     PART I

FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         Our financial statements are contained in pages 3 through 7 following

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                 ISNI.net, INC.
                                 BALANCE SHEETS



                                                            March 31, 2002   June 30, 2001
                                                               (unaudited)     (audited)

ASSETS

Cash                                                            $  85,500    $   6,653
Employee advances                                                   2,148        1,457
Prepaid expenses                                                    1,500            0
                                                                ---------    ---------

                                       Total Current Assets        89,148        8,110


Property and equipment, net                                        67,847       76,520
                                                                ---------    ---------

Intangible assets, net                                            185,376            0
                                                                ---------    ---------

               Total assets                                     $ 342,371    $  84,630
                                                                =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Lines of credit                                                 $  76,405    $  77,313
Accounts payable                                                  118,950      114,671
Notes payable                                                     161,391            0
Accrued liabilities                                                 2,810        4,173
Deferred revenue                                                   10,560       10,286
Due to stockholders                                               149,762      158,000
Due to affiliates                                                   5,627        5,627
Current portion of capital lease obligation                        10,596       13,468
                                                                ---------    ---------
                                                                ---------    ---------
                                    Total current liabilities     536,101      383,538

Convertible note payable                                          110,000            0
Capital lease obligation, less current portion                      1,622        8,375

Shareholders' equity:
  Preferred stock, par value $.0001 per share,
     20,000,000 shares authorized; no shares
     issued and outstanding                                             0            0
  Common stock, par value $.0001 par value, authorized
     100,000,000 shares, issued and outstanding
     26,770,000 and 26,743,000 as of March 31, 2002                 2,677        2,674
     and June 30, 2001, respectively
  Additional paid-in capital                                      215,775      195,971
  Accumulated deficit                                            (523,804)    (505,928)
                                                                ---------    ---------

               Total shareholders' equity                        (305,352)    (307,283)
                                                                ---------    ---------

               Total liabilities and shareholders' equity       $ 342,371    $  84,630
                                                                =========    =========


See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Nine months ended March 31
                                           -----------------------------
                                               2002            2001
                                           ------------    ------------

INCOME
     Internet service fees                 $    364,121    $    389,031
     Other revenue                                    0           1,682
                                           ------------    ------------

Total revenue                                   364,121         390,713
                                           ------------    ------------

OPERATING EXPENSES
     Cost of revenues                            86,488         119,737
     Advertising                                  4,186           2,412
     Bank and service charges                    10,477          10,130
     Consulting fees                             32,328          50,890
     Depreciation and amortization               24,478          16,858
     Wages                                       81,643          89,220
     Rent                                        13,243          13,896
     Other occupancy and office expenses         42,203          52,691
     Other expenses                              75,873          74,965
                                           ------------    ------------

Total operating expenses                        370,919         430,799
                                           ------------    ------------

Loss from operations                             (6,798)        (40,086)
                                           ------------    ------------

OTHER DEDUCTIONS
     Interest income (expense) (net)            (11,078)        (20,835)
                                           ------------    ------------

Loss before taxes                               (17,876)        (60,921)
                                           ------------    ------------

INCOME TAXES (CREDIT)                                 -               -
                                           ------------    ------------

Net loss                                   $    (17,876)   $    (60,921)
                                           ============    ============

INCOME (LOSS) PER SHARE                    $    (0.0007)   $    (0.0023)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          26,767,047      26,661,000
                                           ============    ============

See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended March 31
                                           -----------------------------
                                               2002            2001
                                           ------------    ------------

INCOME
     Internet service fees                 $    133,868    $    140,066
     Other revenue                                    0             793
                                           ------------    ------------

Total revenue                                   133,868         140,859
                                           ------------    ------------

OPERATING EXPENSES
     Cost of revenues                            18,183          42,419
     Advertising                                  1,065             730
     Bank and service charges                     3,938           3,799
     Consulting fees                             13,305          15,001
     Depreciation and amortization               12,826           5,900
     Wages                                       26,942          30,340
     Rent                                         3,979           4,632
     Other occupancy and office expenses         19,709          16,743
     Other expenses                              32,891          15,076
                                           ------------    ------------

Total operating expenses                        132,838         134,640
                                           ------------    ------------

Income (loss) from operations                     1,030           6,219
                                           ------------    ------------

OTHER DEDUCTIONS
     Interest income (expense) (net)             (3,759)         (7,808)
                                           ------------    ------------

Loss before taxes                                (2,729)         (1,589)
                                           ------------    ------------

INCOME TAXES (CREDIT)                                 0               0
                                           ------------    ------------

Net loss                                   $     (2,729)   $     (1,589)
                                           ============    ============

INCOME (LOSS) PER SHARE                    $    (0.0001)   $    (0.0001)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          26,767,047      26,661,000
                                           ============    ============

See accompanying notes to financial statements

                                 ISNI.net, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended March 31
                                                       -----------------------------
                                                            2002            2001
                                                       ------------    ------------
Cash flows from operating activities:
     Net loss                                              $ (17,876)   $ (60,921)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization                        17,478       16,858
         Payments made by principal stockholder
            on company's behalf                                    -       29,479
         Decrease (increase) in prepaid expenses              (1,500)      18,750
         Increase in employee advances                          (691)           -
         Increase in other assets                                  -      (99,469)
         Increase in accounts payable
            and other liabilities                              3,190       70,203
                                                           ---------    ---------

     Total adjustments                                        18,477       35,821
                                                           ---------    ---------

Net cash provided by (used in) operating activities              601      (25,100)
                                                           ---------    ---------

Cash flows from investing activities:
     Purchase of premises and equipment                       (8,805)     (10,427)
                                                           ---------    ---------
Net cash used in investing activities                         (8,805)     (10,427)
                                                           ---------    ---------

Cash flows from financing activities:
     Net borrowings (payments) on short-term debt            (24,893)      54,343
     Net borrowings from (repayments to)
         affiliates and stockholders                          (8,238)      23,773
     Principal payments on capital lease obligations          (9,625)     (13,016)
     Proceeds from  issuance of convertible note payable     110,000            -
     Payments made by principal stockholder
         on company's behalf                                  15,378            -
     Bank overdraft                                                -      (19,830)
     Net proceeds from issuance of common stock                4,429            0
                                                           ---------    ---------
Net cash provided by financing activities                     87,051       45,270
                                                           ---------    ---------

Increase in cash and cash equivalents                         78,847        9,743

Cash and cash equivalents, beginning of period                 6,653            0
                                                           ---------    ---------

Cash and cash equivalents, end of period                   $  85,500    $   9,743
                                                           =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest              $   8,846    $   8,317
                                                           =========    =========

     Capital lease obligation incurred for
         the acquisition of new equipment                  $       -    $   4,745
                                                           =========    =========

     Purchase of intangible assets through issuance
         of notes payable                                  $ 192,376        $   -
                                                           =========    =========

See accompanying notes to financial statements

                         INTERNET SERVICE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2002


NOTE A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10Q-SB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three month period ended March 31, 2002, These results are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

         We are an internet service provider currently serving individuals and small businesses primarily in Charlotte County, Florida. We also provide Web hosting services, a complement to our Internet access business. We offer up to 56K modem access and ISDN (Integrated Digital Service Network) connectivity. As of March 31, 2002, we served approximately 2,201 subscribers, including approximately 30 complementary accounts primarily held by employees and businesses that have generated customers for us, and including 23 Web hosting subscribers. In addition to dial-up Internet access and Web hosting, we provide other value-added services such as Web page design and Web-server co-location. The Company's dial-up Internet access and Web hosting are offered in various price and usage plans designed to meet the needs of our customers.

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

         For the three months ended March 31, 2002 and 2001, the average monthly recurring revenue per dial-up subscriber was approximately $19.95 There are no "start-up" fees for new subscribers although new customers are required to pay in advance either one month or three months depending on their billing plan.

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

         Our Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. We currently offer two pricing plans for Web-hosting subscribers: $15.95 per month for "Silver,' which offers the customer a storage space of 15 megabytes on their Web page, and $19.95 per month for "Gold," which offers up to 50 megabytes of storage space. We also charge a one-time set-up fee of $19.95 for both plans. We had 23 Web-hosting subscribers as of March 31, 2002.

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

         We are planning to add subscribers by purchasing customer bases from other Internet service providers initially in the Southwest Florida area. We have added subscribers by purchasing customer bases from other Internet service providers in the Southwest Florida area as well as web hosting subscribers in Germany. The increase in our customer base will be seen in the upcoming quarter. These customer bases are in the process of being integrated into our current system.

         We have incurred significant credit card service charges due to the billing method of payment offered to our customers. At the quarter ended March 31, 2002, we were paying a fee of approximately 1.66% of the amount of transactions being processed monthly through credit card services. We are working to lower this rate.

         We have used the services of an outside payroll company in the past in order to keep our costs of staffing to a minimum and we continue to do so. At the quarter ended March 31, 2002, 2001 we had three full time employees. These employees were in the areas of customer support and maintenance, accounting and administration.

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

RESULTS OF OPERATIONS

          Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Income. Internet service fees for the three months ended March 31, 2002 were $133,868 as compared to $140,066 for the comparable three months in 2001. This decrease was the result of a decrease in total subscribers from approximately 2,160 subscribers at March 31, 2001, to approximately 2,201 subscribers at March 31, 2002. Other revenue decreased to $0 from $793 during the three months ended March 31, 2002, as compared to the comparable period in 2001. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services. In addition, total revenue decreased from $140,859 for the three months ended March 31, 2001 to $133,868 for the three months ended March 31, 2002.

         Cost of Revenues. Cost of revenues for the three months ended March 31, 2002 was $18,183 as compared to $42,419 for the comparable three month period in 2001. This decrease of $24,236 was associated with cost cutting measures and credits for previous billing errors.

         Advertising. Advertising for the three months ended March 31, 2002 was $1,065, as compared to $730 for the same period in 2001. This increase in advertising was due to a change in our advertising methods.

         Bank and Service Charges. Bank and service charges for the three months ended March 31, 2002 were $ 3,938 as compared to $3,799 for the comparable period in 2001. There was no material change in this category.

         Consulting fees. Consulting fees for the three months ended March 31, 2002 were

$13,305. We paid $15,001 in consulting fees in the comparable period of 2001. Some of the consulting fees paid in the most recent quarter were paid to one Company for management services, which one of our directors is affiliated with.

         Employee salaries. Employee salaries for the three months ended March 31, 2002 were $26,942. We paid $30,340 in salaries for the three months ended March 31, 2001. This represents a decrease in employee salaries primarily because of the termination of our Chief Financial Officer.

         Rent expenses. Rent expenses for the three months ended March 31, 2002 were $3,979. We paid $4,632 in rent for the three months ended March 31, 2001. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other Occupancy and Office Expenses. Other occupancy and office expenses for the three months ended March 31, 2002 were $19,709 as compared to $16,743 for the comparable period in 2001. This increase is attributable to the costs of corporate restructuring

         Other expenses. Other expenses for the three months ended March 31, 2002 were $32,891 as compared to $15,076 for the same period in 2001. This increase of $17,815 is due primarily to the costs of acquisitions.

         Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

         Income. Internet service fees for the nine months ended March 31, 2002 were $364,121 as compared to $389,031 for the comparable nine months in 2001. This decrease was the result of a decrease in total subscribers to approximately 2,201 subscribers at March 31, 2002. Other revenue decreased to $0 from $1,682 during the nine months ended March 31, 2002, as compared to the same period in 2001. We intend to grow revenue in the area of ancillary services such as Web page hosting and design by directing additional advertising to potential customers of these services. In addition, total revenue decreased from $390,713 for the nine months ended March 31, 2001 to $364,121 for the nine months ended March 31, 2002.

         Cost of Revenues. Cost of revenues for the nine months ended March 31, 2002 was $86,488 as compared to $119,737 for the comparable nine month period in 2001. This decrease of $33,249 was attributable to implementation of cost cutting methods initiated by management.

         Advertising. Advertising for the nine months ended March 31, 2002 was $4,186 as compared to $2,412 for the same period in 2001. This increase in advertising was due to a change in our advertising methods.

         Bank and Service Charges. Bank and service charges for the nine months ended March 31, 2002 were $ 10,477 as compared to $10,130 for the comparable period in 2001. There was no material change in this category.

         Consulting fees. Consulting fees for the nine months ended March 31, 2002, were $32,328. We paid $50,890 in consulting fees in the comparable period of 2001. Consulting fees paid in the most recent quarter were paid to one Company for management services, which oone of our directors is affiliated with.

         Employee salaries. Employee salaries for the nine months ended March 31, 2002 were $81,643. We paid $ 89,220 in salaries for the nine months ended March 31, 2001. This increase is attributable to the increase of employee salaries.
..

         Rent expenses. Rent expenses for the nine months ended March 31, 2002 were $13,243. We paid $13,896 for the comparable period in 2001. We lease approximately 2,500 square feet of office and classroom space, the rent for which increases 4% every year.

         Other Occupancy and Office Expenses. Other occupancy and office expenses for the nine months ended March 31, 2002 were $42,203 as compared to $52,691 for the comparable period in 2001. The decrease is attributable to restructuring and the implementation of cost cutting measures.

         Other expenses. Other expenses for the nine months ended March 31, 2002 were $75,873 as compared to $74,965 for the same period in 2001. There was no material change in this category.


Liquidity and Capital Resources

         In the quarter ended March 31, 2002, we financed our operations primarily through subscription revenue. We currently have one line of credit in the amounts of $50,000 from a financial institution. We anticipate that the cash provided by operations, supplemented by our financing activities, if necessary, will be sufficient to fund our existing operations during our current fiscal year. We are seeking an increase in one of our lines of credit so that the aggregate amount of all lines of credit would be $250,000 in order to relieve our principal stockholder of the necessity of making further advances associated with our SEC filings. Our principal stockholder is under no obligation to fund our expenses. It is expected that our merger with World Wide Internet, Inc. which was completed in the forth quarter of 2002, will also provide a new source of capital for the Company. We also intend to finance our operations in the next fiscal year by increasing the number of our subscribers to take further advantage of the economies of scale offered by a larger subscriber base. However, although we continue to explore opportunities to acquire the subscriber base of other Internet service providers in the vicinity of our current market area, we may not be able to complete any such acquisitions nor expand our business into the wireless broadband business, without the additional proceeds we had initially anticipated from the contemplated sale of our common stock. Without an influx of additional capital, we will not be able to achieve our business objectives.

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

                  None

ITEM 3            Defaults upon Senior Securities

                  None

ITEM 4            Submission of Matters to a Vote of Security Holders

                  On April 1, 2002, by written action, the Board of Directors elected to reduce the outstanding shares of the Company at a conversion rate of 110 to 1. ISNI will effectuate the reverse split through a Board of Directors action.

                  ISNI believes that it is advisable and in its best interests to have available additional authorized but unissued shares of Common Stock in an amount adequate to provide for the Company's future needs. The additional shares also will be available for issuance from time to time by ISNI in the discretion of the Board of Directors, normally without further stockholder action (except as may be required for a particular transaction by applicable law, requirements of regulatory agencies or by stock exchange rules), for any proper corporate purpose including, among other things, future acquisitions of property or securities of other corporations, stock dividends, stock splits, stock options, convertible debt and equity financing. ISNI believes that this step is necessary

ITEM 5             OTHER INFORMATION

         On January 30, 2002, the Company purchased the subscribers of TNT ONLINE, INC. ("TNT") pursuant to a Subscriber Purchase Agreement between the Company and TNT. Consideration for the subscriber purchase is based upon the number of subscribers and the annual revenues of TNT.

         On March 31, 2002, the Company terminated the employment of Lesly Benoit, our Chief Financial Officer.

         On January 28, 2002, the Company entered into a Convertible Secured Note Purchase Agreement with Juergen Hartwich, a director of the Company, for the sum of $10,000.

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

Dated: May 15, 2002                                  ISNI.Net, Inc.


                                                     By:  /s/ Ray Bolouri
                                                     ---------------------------
                                                     Ray Bolouri
                                                     President